Form 10-Q
period 1995-02-28
SALICK HEALTH CARE INC
filed 1995-04-14
CIK 762131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
               EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995
                               ------------------------------------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
               EXCHANGE ACT OF 1934



For the transition period from ______________________ to ______________________
Commission file number   0-13879
                      ---------------------------------------------------------

                           Salick Health Care, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      95-4333272
- -------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S Employer
 incorporation or organization)                       identification number)


      8201 Beverly Boulevard, Los Angeles,  California 90048-4520
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (213) 966-3400
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: _______

                       10,366,297 shares of common stock
- -------------------------------------------------------------------------------

                         par value, at March 31, 1995
- -------------------------------------------------------------------------------

                              Page 1 of 21 Pages
                           Exhibit Index on Page 20

                        PART I - FINANCIAL INFORMATION
                         Item 1.  FINANCIAL STATEMENTS


                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                      February 28, 1995   August 31, 1994
                                           -------------------  ----------------
                                               (UNAUDITED)
Current assets:
  Cash                                           $    203,000        $ 1,692,000
  Marketable securities                            46,199,000         45,378,000
  Accounts receivable, less allowance
   for doubtful accounts of $3,827,000
   and $3,502,000                                  39,421,000         31,772,000
  Inventories                                       1,374,000          1,171,000
  Prepaid expenses                                  2,931,000          2,252,000
  Other current assets                              4,271,000          2,881,000
  Deferred income taxes                             2,489,000          2,241,000
                                                 ------------       ------------
    Total current assets                           96,888,000         87,387,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $29,083,000 and $25,365,000                    73,159,000         60,280,000
Pre-operating costs                                 6,328,000          5,250,000
Deposits                                            2,773,000          3,090,000
Goodwill, net                                       5,447,000          5,421,000
Other assets                                        4,188,000          4,654,000
                                                 ------------       ------------
                                                 $188,783,000       $166,082,000
                                                 ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                          $ 15,172,000        $ 3,000,000
  Accounts payable and accrued liabilities         15,113,000         13,162,000
  Income taxes payable                              1,212,000            537,000
  Current portion of long-term
   obligations                                      3,172,000          2,748,000
                                                 ------------        -----------
     Total current liabilities                     34,669,000         19,447,000
Deferred income taxes                               1,545,000          1,545,000
Capitalized lease obligations, less
 current portion                                    5,648,000          4,276,000
Long-term debt, less current portion                8,822,000         35,272,000
Minority interest                                   4,085,000          3,247,000
                                                 ------------        -----------
    Total liabilities                              54,769,000         63,787,000
                                                 ------------        -----------

                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                      February 28, 1995   August 31, 1994
                                      -----------------   ---------------
                                         (UNAUDITED)
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   25,000,000 shares authorized,
   10,340,756 and 8,456,513 shares
   issued and outstanding                        10,000             8,000
  Additional paid in capital                 80,084,000        54,107,000
  Unearned stock awards                                            (6,000)
  Unrealized holding losses                    (626,000)         (526,000)
  Retained earnings                          54,546,000        48,712,000
                                           -----------       ------------
   Total stockholders' equity               134,014,000       102,295,000
                                           ------------      ------------
                                           $188,783,000      $166,082,000
                                           ============      ============


          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       Three Months Ended           Six Months Ended
                                          February 28,                February 28,
                                   --------------------------  --------------------------
                                       1995          1994          1995          1994
                                       ----          ----          ----          ----
Revenues:
  Operating revenues, net          $37,981,000   $32,507,000   $73,946,000   $61,970,000

Operating expenses:
  Medical supplies and services      6,544,000     4,996,000    12,865,000     9,571,000
  Salaries and related costs        15,186,000    13,761,000    29,288,000    26,161,000
  Other administrative expenses      4,848,000     4,264,000     9,860,000     8,087,000
  Contract and occupancy costs       4,160,000     3,330,000     7,843,000     6,374,000
  Depreciation and amortization      2,262,000     2,140,000     4,503,000     4,103,000
                                   -----------   -----------   -----------   -----------
      Total operating expenses      33,000,000    28,491,000    64,359,000    54,296,000
                                   -----------   -----------   -----------   -----------

Operating income                     4,981,000     4,016,000     9,587,000     7,674,000

Merger transaction expenses           (526,000)                   (526,000)
Net interest income (expense)          264,000      (193,000)      284,000      (310,000)
Net investment gains (losses)          (63,000)      178,000      (124,000)      434,000
Minority interest                      225,000        63,000       550,000        63,000
                                   -----------   -----------   -----------   -----------

Income before income taxes           4,881,000     4,064,000     9,771,000     7,861,000
Provision for income taxes           2,007,000     1,510,000     3,937,000     2,915,000
                                   -----------   -----------   -----------   -----------

Net income                         $ 2,874,000   $ 2,554,000   $ 5,834,000   $ 4,946,000
                                   ===========   ===========   ===========   ===========
Earnings per share:
  Primary                          $      0.29   $      0.29   $      0.62   $      0.57
                                   ===========   ===========   ===========   ===========

  Fully diluted                    $      0.28   $      0.27   $      0.58   $      0.53
                                   ===========   ===========   ===========   ===========

Weighted average number of
  shares used in computing
  earnings per share:

  Primary                            9,985,000     8,691,000     9,414,000     8,668,000
                                   ===========   ===========   ===========   ===========

  Fully diluted                     10,738,000    10,573,000    10,736,000    10,557,000
                                   ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months Ended
                                                        February 28,
                                              --------------------------------
                                                  1995             1994
                                                  ----             ----
Cash flow provided (used) by operations:
Net income                                    $  5,834,000        $ 4,946,000
Add items not requiring cash:
  Depreciation and amortization                  4,503,000          4,103,000
  Amortization of debt issue costs                  23,000             33,000
  Deferred income taxes                           (248,000)          (438,000)
  Minority interest in net income,
   net of distributions                           (673,000)           (81,000)

Changes in assets and liabilities:
  Accounts receivable                           (7,649,000)        (3,928,000)
  Inventories                                     (203,000)          (125,000)
  Prepaid expenses                                (679,000)          (711,000)
  Other current assets                             121,000           (125,000)
  Pre-operating costs                           (1,593,000)        (1,574,000)
  Deposits and other assets                        265,000           (176,000)
  Accounts payable and accrued liabilities       1,997,000         (2,370,000)
  Income taxes payable                             675,000          1,096,000
 Refundable income taxes                                            1,296,000
                                               -----------        -----------

Net cash flow provided by operations             2,373,000          1,946,000
                                              ------------        -----------

Cash flow provided (used) by investing
  activities:
  Increase in marketable securities               (921,000)        (1,662,000)
  Additions to property and equipment          (14,428,000)        (7,391,000)
  Payment for purchase of acquisitions            (150,000)           (86,000)
  Payments received on amounts due
   from minority interest                                             376,000
                                              ------------        -----------
Net cash flow used by investing
  activities                                   (15,499,000)        (8,763,000)
                                              ------------        -----------

Cash flow provided (used) by financing
  activities:
  Reduction of capitalized lease
    obligations                                   (470,000)          (358,000)
  Decrease of long-term debt                      (876,000)          (436,000)
  Notes payable to bank                         12,172,000          5,220,000
  Issuance of common stock                         811,000            304,000
                                              ------------        -----------
  Net cash flow provided by
    financing activities                        11,637,000          4,730,000
                                              ------------        -----------


                            SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (UNAUDITED)

                                                       Six Months Ended
                                                         February 28,
                                                  -------------------------
                                                      1995          1994
                                                      ----          ----
Decrease in cash                                  $(1,489,000)  $(2,087,000)

Cash, beginning of period                           1,692,000     2,430,000
                                                  -----------   -----------

Cash, end of period                               $   203,000   $   343,000
                                                  ===========   ===========

Schedule of non-cash investing and
  financing activities:

Conversion of 7.25% convertible
 subordinated debentures due
 January 31, 2001 into common stock               $25,575,000   $    10,000
                                                  ===========   ===========

Capital lease obligations incurred
  for property and equipment                      $ 2,265,000   $    14,000
                                                  ===========   ===========

Deferred bond issue costs                         $   400,000
                                                  ===========

Unrealized holding losses                         $   100,000
                                                  ===========




          See accompanying notes to consolidated financial statements.

                           SALICK HEALTH CARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1994 audited financial statements. The results of operations for the three and six month periods ended February 28, 1995 and February 28, 1994 are not necessarily indicative of the operating results for the full year.

Note 2 -  Agreement and Plan of Merger

          On December 22, 1994 the Company announced that it had entered into an Agreement and Plan of Merger with Zeneca Limited, pursuant to which Zeneca will purchase approximately 50% of the equity of the Company on a fully diluted basis. Under the terms of the Agreement, which is subject to stockholder approval, regulatory review and other customary conditions, Company stockholders would receive in exchange for each share of common stock held: $18.875 in cash from Zeneca; although no fractional shares will be issued, one-half share of a new callable puttable common stock to be issued by the Company; and a payment to holders of record at closing from the Company of $0.625, payable in two equal installments at 180 days and 360 days after closing. The new stock would carry a right on the behalf of the stockholders to put
          (sell) the stock to the Company and an obligation on behalf of Zeneca to fund the purchase, at 2.5 years after closing at a price of $42 per share. The new stock would also carry a right on behalf of the Company to call (buy) the special common stock for a period of four years at market price, subject for the first 2.6 years to a floor and ceiling price. The floor on the call is $42, discounted by 4% per annum compounded if the call is made before 2.5 years, and the ceiling is $50. The closing is scheduled to occur on April 13, 1995.

Note 3 -  Call of Convertible Subordinated Debentures

          On December 29, 1994 the Company called for redemption on January 20, 1995 all of its outstanding 7 1/4% Convertible Debentures due 2001 at a redemption price, including accrued interest through January 20, 1995 of $1,049.34 per $1,000 of Debenture redeemed. The Debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding Debentures were converted into common stock. For the purpose of calculating fully diluted earnings per share for the quarter and six month periods ended February 28, 1995 and 1994, these Debentures were assumed to have been converted into common stock as of the beginning of the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND FISCAL QUARTER ENDED FEBRUARY 28, 1995 COMPARED TO SECOND FISCAL QUARTER
- -------------------------------------------------------------------------------
ENDED FEBRUARY 28, 1994
- -----------------------

     Operating revenues increased in the second quarter of fiscal 1995 by 16.8% to $37,981,000 from $32,507,000 in the second quarter of fiscal 1994. Operating income increased $965,000 or 24% over the prior year's second quarter and operating margins were 13.1% and 12.4% in the three month periods ended February 28, 1995 and 1994, respectively. Income before taxes increased 20% to $4,881,000 in the current fiscal quarter from $4,064,000 in fiscal 1994. Net income increased 12.5% to $2,874,000, as compared to $2,554,000 in the prior year's second quarter and represented 7.6% and 7.9%, respectively, of operating revenues. For the six month periods, operating revenues increased by 19.3% to $73,946,000 from $61,970,000. Operating income increased $1,913,000 or 24.9%
over the prior six month period and was 13% and 12.4% of operating revenues in the current and prior periods, respectively. Net income increased $888,000 or 18% and was 7.9% of operating revenues, down from 8% for the corresponding six month period. Increases in revenues and operating income resulted from growth in patient volumes and services at the Company's existing facilities, as well as the Company's recently introduced disease state managed care program, SalickNet, the results of which were included for the first time in the first quarter of 1995.

     Net income and earnings per share were adversely affected due to non-recurring transaction expenses of $526,000 recorded in the second quarter of fiscal 1995 in connection with the Company's Agreement and Plan of Merger with Zeneca Limited. Additionally, the Company incurred $458,000 in legal, accounting and other fees associated with the proxy and registration statement which were charged directly to paid in capital. The Company estimates that additional non-recurring transaction expenses of approximately $7,000,000 will be expensed in the third quarter of fiscal 1995, a portion of which may not be payable until subsequent periods. Other expenses associated with the proxy of approximately $150,000 will be incurred and charged to paid in capital in the third quarter of fiscal 1995. The transaction expenses primarily include legal and accounting fees, travel and other expenses and investment banking fees, a portion of which the Company believes is not payable until the acquisition of the remainder of the Company's stock.

     Second quarter primary earnings per share remained constant at $0.29, and fully diluted earnings per share increased 3.7% to $0.28 from $0.27. For the six months ended February 28, 1995, earnings per share, on a primary basis, increased 8.8% to $0.62 from $0.57 and on a fully diluted basis, 9.4% to $0.58 from $0.53.

     Net interest income increased to $264,000 in the quarter versus net interest expense of $193,000 in the prior quarter due to the call of the Company's 7-1/4% Convertible Debentures. Net investment income decreased from second quarter 1994 due to capital losses realized in trading transactions in the marketable securities portfolio. The Company expects this trend toward lower investment income to continue through the balance of fiscal 1995 as substantially all portfolio capital gains have been utilized. While not affecting operating income, this will reduce pre-tax and net income.

     Operating results have been and will continue to be adversely affected by reductions in reimbursement rates mandated by Congress, including those pursuant to the Omnibus Budget Reconciliation Acts (OBRA) of 1990-1993 which impact health care providers for many services provided to Medicare beneficiaries. The principal reductions applicable to the Company are a continuation of the 5.8% reduction in reimbursement of outpatient cost-based programs through fiscal year 1998; a continuation of the 10% reduction in hospital outpatient capital reimbursement through fiscal year 1998; and a change in the manner of reimbursement for Erythropoietin for dialysis patients, effective January 1, 1991 which was further reduced beginning on January 1, 1994. The Company has implemented strategies, including programs to increase both Medicare and non-Medicare patient volume and the implementation of cost control programs, that have substantially mitigated the effect of these changes. See "Impact of Inflation and Changing Regulation."

     Total operating expenses relative to operating revenues declined 0.8% for the second quarter of fiscal 1995 and 0.6% for the six months of fiscal 1995, before interest and investment expense, as compared to the prior year. Medical supplies and services expense increased by $1,548,000 and $3,294,000 during the quarter and six month periods, a 1.9% and 2% increase, respectively, as a percentage of revenues, because of claims payments made under the Company's capitated fee program and increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Despite the addition of professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan, and increases in compensation and payroll taxes, salaries and related costs, which increased $1,425,000 and $3,127,000 in the three and six month periods, actually decreased 2.3% and 2.6%, respectively, as a percentage of operating revenues as the result of greater operating efficiency. As compared to the prior year periods, other administrative expenses for fiscal 1995 declined 0.4% for the quarter and increased 0.3% for the six months, as a percent of operating revenues. Contract and occupancy costs increased 0.7% and 0.3% during the quarter and six month periods, respectively, as a percentage of net operating revenues, principally resulting from increased contract costs under contractual agreement terms with certain of the Company's affiliated hospitals. Depreciation and amortization increased by $122,000 and $400,000 as compared to the second fiscal quarter and six months of 1994 due to depreciation of additional clinic equipment placed in service during the past year. Pre-operating and start-up costs, which are capitalized, are being amortized over three years, beginning with the commencement of operations.

     Income taxes were calculated at a 40.3% rate in the fiscal 1995 six month period versus 37.1% in the prior six month period. In the prior period, the Company utilized available federal capital loss carrryforwards, lowering the Company's tax rates and increasing cash flow. The primary cause for the increase in the effective rate for the fiscal 1995 period was an increase in the federal statutory rate.

Liquidity and Capital Commitments

     Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1995. Capital expenditures for the Company's operations for fiscal 1995 are presently anticipated to be approximately $37,000,000 which includes $6,000,000 for the acquisition and carrying costs of real estate acquired in March 1995 for expansion and development of the Company's programs and services. In addition, the Company anticipates additional expenditures related to the merger with Zeneca which are presently estimated at approximately $28,394,000 and include the estimated expenses of the merger, the $0.625 per share distribution to be paid in two installments to the Company's existing stockholders and the purchase of the Company's headquarters for a purchase price of approximately $14,650,000. The Company believes that it will have sufficient capital, which may necessitate liquifying its investment portfolio and increasing its bank borrowings, to fund these expenditures. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements. The accelerated development, establishment or acquisition of a significant number of additional cancer and/or dialysis centers or other acquisitions or operations may require borrowing, equity or other forms of financing by the Company.

     Working capital at February 28, 1995 was $62,219,000. The decrease in working capital during the current fiscal period as compared to the fiscal 1994 year end is principally the result of short-term bank borrowings for financing acquisitions and capital expenditures (primarily construction in progress). The increase in accounts receivable at February 28, 1995 as compared to August 31, 1994 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers, dialysis facilities and home care operations.

     The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and bank lines of credit of $35,000,000. At February 28, 1995, $15,172,000 had been borrowed under the revolving bank line of credit and $10,000,000 had been converted to long-term debt payable over five years of which $1,917,000 has been repaid. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

     At February 28, 1995, the Company held in its investment portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade
securities.   In accordance with SFAS 115, the Company has reduced the carrying value of its portfolio from cost of $46,825,000 to fair value of $46,199,000. The reduction of $626,000 is reflected in stockholders' equity as unrealized holding losses. To the extent that the Company liquidates investments whose carrying value has been so reduced for working capital requirements or capital expenditures, investment losses will be recognized in the income statement and unrealized holding losses in stockholders' equity will be reduced accordingly. As of February 28, 1995, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade, aggregated $6,023,000 at fair value, with cost of $6,192,000. The single largest investment in one company's securities approximated $1,419,000 at cost and fair value.

Impact of Inflation and Changing Regulation

     The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal and individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by cost containment legislation (including health care reform legislation), competition, third party payor (including indemnity insurers, managed care organizations and self insured employers) changes or other governmental administrative controls or limitations.

     Under federal Medicare cost containment legislation that has been phased in over a period that commenced October 1, 1983, most hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") based on such factors as primary admitting diagnosis and surgical procedure. Payments to hospitals for the care of patients covered under the DRG system is generally set at a predetermined amount. Many states and third party payors are investigating similar modifications to their reimbursement formula in an effort to contain costs. This type of program provides an incentive for hospitals to plan and deliver their services more efficiently.

     In recent years there have been a number of statutory and regulatory changes that affect Medicare reimbursement for services furnished to hospital outpatients. Prior to October 1, 1987, Medicare generally had reimbursed hospital outpatient services on the basis of the reasonable costs incurred by the hospital. On October 1, 1987, Medicare began reimbursing hospitals for certain surgery services furnished to hospital outpatients on the basis of the lower of reasonable costs or an amount based on a blend of the hospital's reasonable costs and a prospectively set fee schedule amount. On October 1, 1988, this blended payment system was extended to radiology services furnished to hospital outpatient patients; the blended payment system was extended further to certain other diagnostic services on October 1, 1989. In addition, the amount of the blend that is based on the hospital's reasonable costs has decreased; currently, the blend is based 42% on hospital costs for surgery and radiology services, and 50% on hospital costs for other diagnostic services. For surgery services reimbursed under the blend, the fee schedule portion of the blend is based on the amount of payment that ambulatory surgery centers would receive for the procedure. For radiology and diagnostic services reimbursed under the blend, the fee schedule portion of the blend is based on the amount that physicians would receive if the procedure were furnished in a physician's office under the Medicare physician fee schedule.

     The Omnibus Budget Reconciliation Act of 1990 amended the definition of "inpatient hospital services" to include all services for which payment may be made under the DRG system that are provided by a hospital or an entity wholly-owned or operated by the hospital to a patient during the three days immediately preceding the date of the patient's admission, if such services are diagnostic services (including clinical diagnostic laboratory tests) or are other services related to the admission, as defined by the Secretary. Such services are not reimbursable separately as outpatient services under Medicare Part B. These provisions have been in effect since 1991. On January 12, 1994, the Secretary issued interim final regulations implementing this provision.

     Under the Omnibus Budget Reconciliation Act of 1989, effective January 1, 1992, Medicare reimbursement for physician services began a five year transition to the use of a physician fee schedule based on a "resource-based relative value scale." That physician fee schedule, through the blended payment system described above, has affected the amount of Medicare reimbursement for hospital outpatient departments providing outpatient radiology, radiation therapy, surgery and certain diagnostic services.

     Effective October 1, 1991, Medicare payments for hospital outpatient services made on a reasonable cost basis and the cost portion of outpatient services paid on the basis of a blended amount, have been reduced by 5.8%. Under the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), Congress extended this reduction through Fiscal Year 1998. Effective October 1, 1991, Medicare has reimbursed the capital costs allocated to outpatient departments on the basis of 90% of reasonable costs. Under OBRA 1993, Congress extended this 10% reduction in hospital outpatient capital reimbursement through Fiscal Year 1998. Also, under OBRA 1993, the amount which Medicare reimburses for fixed rate laboratory procedures was reduced.

     Effective November 1, 1990, the Medicare fiscal intermediary for the Company's dialysis facilities changed the method of reimbursing medications provided to Medicare dialysis patients from charge based reimbursement to reimbursement based on reasonable costs. This change has reduced the amount of reimbursement to the Company for such medications and other regulatory changes potentially could further reduce such reimbursement.
In addition, effective January 1, 1991, the method of reimbursement for EPO furnished to dialysis patients was changed from its former structure (80% of $40 per treatment dosage for up to 10,000 units and 80% of $70 per treatment dosage of 10,000 or more units) to provide for payment of 80% of $11.00 per 1,000 units. This change in EPO reimbursement has been partially offset by a $1.00 per treatment increase in the composite rate reimbursement for outpatient dialysis services. Pursuant to OBRA 1993, reimbursement for EPO was further reduced beginning January 1, 1994 to 80% of $10.00 per 1,000 units. The overall impact of the EPO reimbursement changes has adversely affected the Company's revenues and earnings.

     The effect of these changes may be mitigated by the Company's ability to increase its patient volume both at the same sites and at additional centers, to increase its non-Medicare patient volume and to continue implementation of cost reduction strategies and controls. To address these changes, the Company has expanded its program to increase patient volume, and instituted other programs to achieve even greater efficiencies in staffing, purchasing and scheduling.

     Legislation has been enacted and/or proposed on the federal and certain individual state levels dealing with fraud and abuse and so-called "self-referral" prohibitions involving physicians and their relationships to providers of health care services. This legislation includes, on the federal level an expansion of the "Ethics In Patient Referral Act" also known as the "Stark Bill," and, in California a physician self-referral statute commonly known as "PORA" or the "Speier Bill," each of which is effective January 1, 1995. Although there is a relative scarcity of both case law and binding administrative interpretations of statutes or regulations in this area and the potential penalties and fines for violations of these statutes are significant, the Company believes that it is complying in all material respects with, or has exemptions from, such legislation as well as previous legislation in these areas. However, should it be determined that the Company is not in compliance with such legislation, or is required to correct or modify any of its practices or relationships to comply with the legislation, the Company expects to be able to achieve such compliance without materially adversely affecting the Company's operations.

     Recent legislation in Florida limits charges for certain healthcare services provided to non-Medicare/Medicaid patients. While a substantial portion of this law was declared unconstitutional by a Florida Court, the limitations on rates respecting radiation therapy services provided at freestanding, not hospital-based facilities, presently remain in effect. As substantially all of the Company's radiation therapy services are hospital based, the effect of the legislation has not had a material effect on the Company's operations. Florida has also enacted legislation to preclude or limit referrals by physicians to facilities in which they have an ownership, control or investment relationship. Insofar as the Company's radiation therapy limited partnership interest in South Florida is concerned, the legislation established a period of time to restructure those relationships without penalty. The Company has substantially completed restructuring the limited partnership in accordance with the applicable requirements of federal law. Florida has adopted legislation effective in 1994 which is aimed at health care coverage for presently uninsured residents and encouraging the formation of purchasing alliances for health care services. This legislation is principally aimed at small employer groups. As the legislation is new, and as it is presently configured, the Company cannot predict its effect upon the Company and its operations. However, the Company, as part of its overall strategy, is in the process of developing various plans to be offered to employer groups, purchasing alliances, managed care and other payors. The first of these plans has been introduced and successfully marketed in South Florida.

     The legislative enactments described above are, the Company believes, a harbinger of what will occur and is occurring on a national level and in other
states.   Legislation such as described above, together with the disappearance and/or weakening of the corporate practice of medicine doctrine in many states, affords the Company opportunities to increase market share and the presence of its facilities in other areas as the prevalence of physician ownership of such ventures disappears and such relationships and facilities have to be closed or sold.

     There is also the possibility of the establishment of a prospective payment system for certain Medicare reimbursed outpatient services. Congress has requested that the Health Care Financing Administration ("HCFA"), which administers Medicare, prepare recommendations concerning the establishment of such a prospective payment system. Such recommendations were submitted to Congress in March 1995 and included a proposal to phase in prospective payment, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress, and senior HCFA staff have stated that even if Congress enacted such a change in 1995, the new system could not be implemented until January 1997, at the earliest. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

     HCFA in its March 1995 report to Congress made two other recommendations concerning proposed changes in the Medicare law. First, HCFA proposed that the Medicare law be changed to modify the way that the amount of beneficiary coinsurance for outpatient services is computed. Second, HCFA proposed that Medicare law be changed to correct what has been described as the "formula driven overpayment" which HCFA states results in Medicare payments for hospital outpatient surgery, radiology and other diagnostic services that are greater than what was intended by Congress. In its report, HCFA suggested several ways in which the Medicare law could be changed to address these issues, either with or without the enactment of a prospective payment system for hospital outpatient services. The alternatives suggested by HCFA generally would result in an overall reduction in payments for hospital outpatient services furnished to Medicare beneficiaries and, if enacted, could adversely affect the Company's revenues and income. However, it is uncertain which alternative, if any, Congress will enact, and it is impossible to determine what impact, if any, such changes might have on the Company's revenues and income.

     In addition, several comprehensive bills were introduced in the United States Congress during 1994 that would have, if enacted, created significant changes in the way health care providers are reimbursed for services, drugs and supplies. Although attempts to enact health care reform were unsuccessful thus far, efforts to pass some form of health care reform may be renewed in 1995. At this point in time, the Company is unable to predict what effect implementation of national health care reform will have on the Company's revenues and profits. In addition, in 1995 Congress may consider further changes to the Medicare reimbursement system. These may be limited to extensions of previously implemented reductions scheduled to expire or may include additional changes. The ultimate impact of any of these changes, if enacted, on the Company's business cannot be predicted, in part due to the rapidly evolving changes in the health care system generally and in part due to the fact that the Company has implemented plans to deal with this situation and also that as reimbursement reductions have occurred historically, the Company has improved operations by increased market share and greater efficiency.

     The Company believes that health care regulations will continue to change and, therefore, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

     Labor costs represent the largest dollar component of the Company's total expenses and necessary increases in the number of personnel, salaries, hourly rates and insurance costs have resulted in higher dollar amounts of operating expenses. Rental rates are subject to annual adjustments pursuant to escalation clauses in the respective leases. In addition, suppliers have sought to pass along their rising costs to the Company. A significant portion of these higher costs, however, has been offset by the use of new procedures and equipment, changes in staff scheduling, improvement in purchase price negotiations and utilization of supplies, and by increases in treatment and services volume. Changes in reimbursement rates for Medicare patients have a significant impact on the results of operations. The rate of inflation has not had a significant impact on results of operations.

Part II.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

            11        Computation of Net Earnings per Common Share.

    (b) Reports on Form 8-K. During the quarter ended February 28, 1995 a report on Form 8-K with date of earliest event reported being December 22, 1994 was filed. The report which is dated January 5, 1995 reports on Item 1. "Changes of Control of Registrant" and Item 5. "Other Events."

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SALICK HEALTH CARE, INC.
                         ------------------------------------
                         (Registrant)



                         /s/ BERNARD SALICK, M.D.
                         ------------------------------------
Date: April 13, 1995     Bernard Salick, M.D.
                         Chairman and Chief Executive Officer
                         (Duly Authorized Officer)


                         /s/ BLAIR L. HUNDAHL
                         ------------------------------------
Date: April 13, 1995     Blair L. Hundahl
                         Vice President-Finance
                         (Principal Accounting Officer)

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX



    Exhibit                                                     Page
    -------                                                     ----

      11       Computation of Net Earnings per Common Share.     21