Form 10-Q/A
period 1995-02-28
SALICK HEALTH CARE INC
filed 1995-04-18
CIK 762131

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
Yes  X      No
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: _______

                       10,366,297 shares of common stock
- -------------------------------------------------------------------------------

                         par value, at March 31, 1995
- -------------------------------------------------------------------------------

                                Page 1 of 4 Pages
                              Exhibit Index on Page 3

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



                         SALICK HEALTH CARE, INC.
                         ------------------------------------
                         (Registrant)



                         /s/ BERNARD SALICK, M.D.
                         ------------------------------------

Date: April 18, 1995     Bernard Salick, M.D.
                         Chairman and Chief Executive Officer
                         (Duly Authorized Officer)


                         /s/ BLAIR L. HUNDAHL
                         ------------------------------------

Date: April 18, 1995     Blair L. Hundahl
                         Vice President-Finance
                         (Principal Accounting Officer)

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX



    Exhibit                                                     Page
    -------                                                     ----

      27       Amended Financial Data Schedules