Form 10-Q
period 1995-05-31
SALICK HEALTH CARE INC
filed 1995-07-17
CIK 762131

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995
                              ------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________
Commission file number  0-13879
                      ----------------------------------------------------------

                              SALICK HEALTH CARE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                           95-4333272
- -------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S Employer
 incorporation or organization)                           identification number)

          8201 Beverly Boulevard, Los Angeles,  California 90048-4520
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (213) 966-3400
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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
YES  X      NO
   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

5,657,115 shares of common stock, $.001 par value at June 30, 1995
- --------------------------------------------------------------------------------

              5,634,115 shares of callable puttable common stock,
- --------------------------------------------------------------------------------
                       $.001 par value at June 30, 1995
- --------------------------------------------------------------------------------

                              Page 1 of 22 Pages
                           Exhibit Index on Page 20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

        ASSETS                                    May 31, 1995       August 31, 1994
                                                  ------------       ---------------
                                                   (UNAUDITED)
Current assets:
  Cash                                            $    363,000          $  1,692,000
  Marketable securities                             43,949,000            45,378,000
  Accounts receivable, less allowance
   for doubtful accounts of $3,800,000
   and $3,502,000                                   38,685,000            31,772,000
  Inventories                                        1,322,000             1,171,000
  Prepaid expenses                                   2,132,000             2,252,000
  Other current assets                               3,893,000             2,881,000
  Deferred income taxes                              2,359,000             2,241,000
    Total current assets                          ------------          ------------
                                                    92,703,000            87,387,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $31,025,000 and $25,365,000                     98,053,000            60,280,000
Pre-operating costs                                  6,720,000             5,250,000
Deposits                                               866,000             3,090,000
Goodwill, net                                        5,477,000             5,421,000
Other assets                                         5,151,000             4,654,000
                                                  ------------          ------------
                                                  $208,970,000          $166,082,000
                                                  ============          ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                           $ 16,072,000          $  3,000,000
  Accounts payable                                   5,691,000             4,516,000
  Accrued liabilities                               33,884,000             8,646,000
  Income taxes payable                                 336,000               537,000
  Current portion of long-term
   obligations                                       5,063,000             2,748,000
                                                  ------------          ------------
      Total current liabilities                     61,046,000            19,447,000
Deferred income taxes                                1,221,000             1,545,000
Capitalized lease obligations, less
 current portion                                     5,389,000             4,276,000
Long-term debt, less current portion                 6,432,000            35,272,000
Other liabilities                                    2,400,000
Minority interest                                    3,975,000             3,247,000
                                                  ------------          ------------
    Total liabilities                               80,463,000            63,787,000
                                                  ------------          ------------

                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  May 31, 1995       August 31, 1994
                                                  ------------       ---------------
                                                   (UNAUDITED)
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   15,000,000 and 25,000,000 shares
   authorized, 5,657,115 and
   8,456,513 shares issued and
   outstanding                                           6,000                 8,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,589,415 shares and
   no shares outstanding                                 5,000
  Additional paid in capital                        77,162,000            54,107,000
  Unearned stock awards                                                       (6,000)
  Unrealized holding gains (losses)                    107,000              (526,000)
  Retained earnings                                 51,227,000            48,712,000
                                                  ------------          ------------
   Total stockholders' equity                      128,507,000           102,295,000
                                                  ------------          ------------
                                                  $208,970,000          $166,082,000
                                                  ============          ============



See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       Three Months Ended                Nine Months Ended
                                            May 31,                           May 31,
                                   --------------------------        --------------------------
                                       1995          1994                1995          1994
                                       ----          ----                ----          ----
Revenues:
  Operating revenues, net          $38,754,000   $34,381,000         $112,700,000   $96,351,000

Operating expenses:
  Medical supplies and services      6,618,000     5,195,000           19,483,000    14,766,000
  Salaries and related costs        15,258,000    14,186,000           44,546,000    40,347,000
  Other administrative expenses      4,984,000     4,605,000           14,844,000    12,692,000
  Contract and occupancy costs       4,000,000     3,707,000           11,843,000    10,081,000
  Depreciation and amortization      2,319,000     2,202,000            6,822,000     6,305,000
                                   -----------   -----------         ------------   -----------

     Total operating expenses       33,179,000    29,895,000           97,538,000    84,191,000
                                   -----------   -----------         ------------   -----------

Operating income                     5,575,000     4,486,000           15,162,000    12,160,000

Merger transaction expenses         (6,907,000)                        (7,433,000)
Net interest income (expense)          391,000      (233,000)             675,000      (543,000)
Net investment gains (losses)         (124,000)     (166,000)            (248,000)      268,000
Minority interest                       27,000       239,000              577,000       302,000
                                   -----------   -----------         ------------   -----------

Income (loss) before income
  taxes                             (1,038,000)    4,326,000            8,733,000    12,187,000
Provision for income taxes           2,281,000     1,720,000            6,218,000     4,635,000
                                   -----------   -----------         ------------   -----------

Net income (loss)                  $(3,319,000)  $ 2,606,000         $  2,515,000   $ 7,552,000
                                   ===========   ===========         ============   ===========

Earnings (loss) per share:
 Primary                           $     (0.30)  $      0.30         $       0.25   $      0.87
                                   ===========   ===========         ============   ===========

 Fully diluted (1)                               $      0.28                        $      0.80
                                                 ===========                        ===========

Weighted average number of
 shares used in computing
 earnings (loss) per share:

 Primary                            11,016,000     8,731,000           10,236,000     8,699,000
                                   ===========   ===========         ============   ===========

 Fully diluted (1)                                10,579,000                         10,547,000
                                                 ===========                        ===========

         See accompanying notes to consolidated financial statements.

(1)  The fully diluted calculation is not presented as it is anti-dilutive.

                           SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months Ended
                                                         May 31,
                                            ----------------------------------
                                                1995                  1994
                                               ------                ------
Cash flow provided (used) by operations:
Net Income                                  $  2,515,000          $  7,552,000
Add items not requiring cash:
 Depreciation and amortization                 6,822,000             6,305,000
 Amortization of debt issue costs                 23,000                49,000
 Deferred income taxes                          (442,000)             (606,000)
 Minority interest in loss,
  net of distributions                          (702,000)             (321,000)
 Merger transaction expense                    6,185,000

Changes in assets and liabilities:
 Accounts receivable                          (6,913,000)           (5,374,000)
 Inventories                                    (151,000)             (160,000)
 Prepaid expenses                                120,000              (803,000)
 Other current assets                            418,000              (106,000)
 Pre-operating costs                          (2,258,000)           (2,072,000)
 Deposits and other assets                     1,164,000              (155,000)
 Accounts payable                              1,175,000              (250,000)
 Accrued liabilities                           1,061,000            (1,519,000)
 Income taxes payable                           (201,000)            1,375,000
 Refundable income taxes                                             1,296,000
                                            ------------          ------------

Net cash flow provided by operations           8,816,000             5,211,000
                                            ------------          ------------

Cash flow provided (used) by
 investing activities:
 (Increase) decrease in marketable
    securities                                 2,062,000            (1,884,000)
 Additions to property and equipment         (26,647,000)          (11,267,000)
 Payment for purchase of acquisitions           (157,000)             (181,000)
 Payments received on amounts due
  from minority interest                                             1,274,000
                                            ------------          ------------

Net cash flow used by investing
 activities                                  (24,742,000)          (12,058,000)
                                            ------------          ------------

Cash flow provided (used) by
 financing activities:
 Reduction of capitalized lease
  obligations                                   (732,000)             (534,000)
 Decrease of long-term debt                   (1,355,000)             (666,000)
 Notes payable to bank                        13,072,000             6,990,000
 Exercise of stock options                     4,192,000               531,000
 Stock registration costs charged
  to paid in capital                            (580,000)
                                            ------------          ------------

Net cash flow provided by financing
 activities                                   14,597,000             6,321,000
                                            ------------          ------------

                           SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                                       May 31,
                                                            ------------------------------
                                                              1995                  1994
                                                            --------              --------

Decrease in cash                                            $(1,329,000)       $  (526,000)

Cash, beginning of period                                     1,692,000          2,430,000
                                                            -----------        -----------

Cash, end of period                                         $   363,000        $ 1,904,000
                                                            ===========        ===========

Schedule of non-cash operations,
 investing and financing activities:

 Conversion of 7.25% convertible
  subordinated debentures due
  January 31, 2001 into common stock                        $25,575,000        $    40,000
                                                            ===========        ===========

 Purchase of corporate headquarters                         $14,650,000
                                                            ===========

 Special distribution payable to
  stockholders                                              $ 6,534,000
                                                            ===========

 Merger transaction expense                                 $ 6,185,000
                                                            ===========

 Capital lease obligations incurred
  for property and equipment                                $ 2,250,000        $   111,000
                                                            ===========        ===========

 Unrealized holding gains                                   $   633,000
                                                            ===========

 Deferred bond issue costs charged
  to paid in capital                                        $   400,000
                                                            ===========



          See accompanying notes to consolidated financial statements.

                           SALICK HEALTH CARE, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, and adjustments related to the recapitalization transactions described herein which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1994 audited financial statements. The results of operations for the three and nine month periods ended May 31, 1995 and May 31, 1994 are not necessarily indicative of the operating results for the full year.

Note 2 -  Call of Convertible Subordinated Debentures

          On December 29, 1994 the Company called for redemption on January 20, 1995 all of its outstanding 7 1/4% Convertible Debentures due 2001 at a redemption price, including accrued interest through January 20, 1995 of $1,049.34 per $1,000 of Debenture redeemed. The Debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding Debentures were converted into common stock. For the purpose of calculating fully diluted earnings per share for the nine month periods ended May 31, 1995 and 1994, these Debentures were assumed to have been converted into common stock as of the beginning of the respective periods.

Note 3 -  Agreement and Plan of Merger

          On April 13, 1995 the Company consummated the Agreement and Plan of Merger with Zeneca Limited, pursuant to which Zeneca acquired approximately 50% of the equity of the Company on a fully diluted basis. Under the terms of the Agreement, Company stockholders received in exchange for each share of common stock held: $18.875 in cash from Zeneca; one-half share of a new callable puttable common stock issued by the Company; and a payment to holders of record at closing from the Company of $0.625, payable in two equal installments at 180 days and 360 days after closing. The new stock carries a right on the behalf of the stockholders to put (sell) the stock to the Company and an obligation on behalf of Zeneca to fund the purchase, at 2.5 years after closing at a price of $42 per share. The new stock also carries a right on behalf of the Company to call (buy) the callable puttable common stock for a period of four years at market price, subject for the first 2.6 years to a floor and ceiling price. The floor on the call is $42, discounted by 4% per annum compounded if the call is made before 2.5 years, and the ceiling is $50.

          The Merger has been accounted for as a recapitalization of the Company. The common stock issued to Zeneca was capitalized in an amount equal to the cash consideration received by existing stockholders of the Company in exchange for their shares. The cash proceeds paid to existing stockholders in exchange for their shares (including the distribution payable by the Company) was charged to stockholders' equity. The callable puttable common stock issued to existing stockholders was capitalized at par value. Cash consideration paid to existing stockholders upon exercise of the Put and/or the Call will be charged against stockholders' equity at the date of exercise. Cash consideration received by the Company from Zeneca to fund the Put and/or the Call will be credited to stockholders' equity.

          The following merger related items are included in accrued liabilities and other liabilities as of May 31, 1995:

          Purchase of corporate headquarters                $14,650,000
          Special distribution payable to stockholders        6,534,000
          Investment banking fees                             6,100,000

Note 4 -  Subsequent Event

          On July 7, 1995, one of the Company's affiliated hospitals, Westlake Medical Center, was sold by Universal Health Services ("UHS") to Columbia/HCA. The Westlake Medical Center Cancer Center was operated as a joint venture between the Company and UHS. The Company has agreed to purchase UHS's investment in certain fixed and other assets at UHS's cost. The Cancer Center will no longer be operated as a joint venture and the Company now owns all operations. The Company does not expect the dissolution of the Joint Venture agreement to materially affect the Company.

Note 5 -  Related Party Transaction

          The Company, Dr. Salick and his spouse were parties to a lease for the Company's corporate headquarters and related offices. Dr. and Mrs. Salick, the Company and Zeneca executed an agreement, dated December 22, 1994 pursuant to which Dr. Salick and his spouse have elected to sell the corporate headquarters to the Company for an aggregate purchase price of $14,650,000 in cash, which purchase price is approximately $1,160,000 less than the formula purchase price in the lease under which Dr. Salick and his spouse had the right under certain circumstances to require the lessee to purchase the corporate headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD FISCAL QUARTER ENDED MAY 31, 1995 COMPARED TO THIRD FISCAL QUARTER ENDED
- ------------------------------------------------------------------------------
MAY 31, 1994
- ------------

     Operating revenues increased in the third quarter of fiscal 1995 by 12.7% to $38,754,000 from $34,381,000 in the third quarter of fiscal 1994. Operating income increased $1,089,000 or 24.3% over the prior year's third quarter and operating margins were 14.4% and 13% in the three month periods ended May 31, 1995 and 1994, respectively. Income (loss) before income taxes decreased to $(1,038,000) in the current fiscal quarter, from $4,326,000 in fiscal 1994 due to merger transaction expenses discussed below. Net income (loss) decreased to $(3,319,000), as compared to $2,606,000 in the prior year's third quarter. For the nine month periods, operating revenues increased by 17% to $112,700,000 from $96,351,000. Operating income increased $3,002,000 or 24.7% over the prior year nine month period and was 13.5% and 12.6% of operating revenues in the current and prior periods, respectively. Net income for the nine months ended May 31, 1995 decreased $5,037,000 due to merger transaction expenses. Increases in revenues and operating income resulted from growth in patient volumes and services at the Company's existing facilities, as well as the Company's recently introduced disease state managed care program, SalickNet, the results of which were included for the first time in the first quarter of 1995.

     Net income and earnings per share were adversely affected in both the quarter and nine month period due to non-recurring merger transaction expenses of $7,433,000 recorded in the nine month period of fiscal 1995 ($6,907,000 of which were recorded in the quarter ending May 31, 1995) in connection with the Company's Agreement and Plan of Merger with Zeneca Limited. Additionally, in the nine month period the Company incurred $580,000 in legal, accounting and other fees associated with the proxy and registration statement which were charged directly to paid in capital. The transaction expenses primarily include legal and accounting fees, travel and other expenses and investment banking fees, a portion of which the Company believes is not payable until the acquisition of the remainder of the Company's callable puttable common stock. Without the impact of the merger transaction expenses, net income in the third quarter of fiscal 1995 would have increased by 37.7% to $3,588,000 compared to fiscal 1994. Net income, without the impact of the merger transaction expenses for the nine months ended May 31, 1995 would have been $10,078,000, an increase of 33.4% over the prior year nine month period.

     Third quarter primary earnings (loss) per share declined to $(0.30) from $0.30 in the prior year period. The fully diluted calculation for the three and nine month period ending May 31, 1995 was anti-dilutive. Fully diluted earnings per share for the three and nine months periods ending May 31, 1994 were $0.28 and $0.80, respectively. For the nine months ended May 31, 1995, primary earnings per share were $0.25 compared to $0.87 in the prior year period. Earnings per share for the third quarter and nine month period of fiscal 1995 were also adversely affected by an increase of 429,625 in the number of outstanding shares of all classes of common stock, including those reserved for exercise of options, due to the terms of the merger. Excluding merger transaction expenses, earnings per share for the third quarter would have been $0.33 on a primary and fully diluted basis. For the nine months ended May 31, 1995, primary and fully diluted earnings per share, excluding merger transaction expenses and issuance of additional shares due to the merger, would have been $1.01 and $0.96, respectively.

     Net interest income increased to $391,000 in the quarter versus net interest expense of $233,000 in the prior year quarter due to the call of the Company's 7-1/4% Convertible Debentures in the second fiscal quarter. The Company incurred capital losses in both third quarter periods from trading losses in the Company's marketable securities portfolio. As of May 31, 1995 the Company has unrealized holding gains in its investment portfolio.

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

     Total operating expenses relative to operating revenues declined 1.3% for the third quarter of fiscal 1995 and 0.8% for the nine months of fiscal 1995, before interest and investment expense, as compared to the prior year. Medical supplies and services expense increased by $1,423,000 and $4,717,000 during the quarter and nine month periods, a 2% increase, respectively, as a percentage of revenues, because of medical claims expense related to the Company's capitated fee program and increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Despite the addition of professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan, and increases in compensation and payroll taxes, salaries and related costs, which increased $1,072,000 and $4,199,000 in the three and nine month periods, actually decreased 1.9% and 2.3%, respectively, as a percentage of operating revenues as the result of greater operating efficiency. As compared to the prior year periods, other administrative expenses for fiscal 1995 declined 0.5% for the quarter and remained constant for the nine months, as a percent of operating revenues. Contract and occupancy costs decreased 0.5% during the quarter and remained constant for the nine month periods, respectively, as a percentage of net operating revenues. Depreciation and amortization increased by $117,000 and $517,000 as compared to the third fiscal quarter and nine months of 1994 due to depreciation of additional clinic equipment placed in service during the past year. Pre-operating and start-up costs, which are capitalized, are being amortized over three years, beginning with the commencement of operations.

     Income taxes were calculated at a 71.2% rate in the fiscal 1995 nine month period versus 38% in the prior year nine month period due to the non-deductibility of substantially all merger transaction expenses. In the prior year period, the Company utilized available federal capital loss carrryforwards, lowering the Company's tax rates and increasing cash flow.

LIQUIDITY AND CAPITAL COMMITMENTS

     Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1995. Capital expenditures for the Company's operations for the remainder of fiscal 1995 are anticipated to be approximately $12,000,000. In addition, the Company anticipates expenditures related to the merger with Zeneca which have been accrued at approximately $28,617,000 and include a) the estimated expenses of the merger ($7,433,000), b) the $0.625 per share distribution to be paid in two installments to the Company's existing stockholders ($6,534,000), and c) the purchase of the Company's headquarters for a purchase price of $14,650,000. The Company believes that it will have sufficient capital, which may necessitate liquidation of its investment portfolio and increasing its bank borrowings, to fund these expenditures. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements. The accelerated development, establishment or acquisition of a significant number of additional cancer and/or dialysis centers or other acquisitions or operations may require borrowing or other forms of financing by the Company.

     Working capital at May 31, 1995 was $31,657,000. The decrease in working capital during the current fiscal period as compared to the fiscal 1994 year end is principally the result of increased short-term bank borrowings for financing acquisitions and capital expenditures (primarily construction in progress) and accrual of merger related expenditures. The increase in accounts receivable at May 31, 1995 as compared to August 31, 1994 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers, dialysis facilities and home care operations.

     The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and bank lines of credit of $35,000,000. At May 31, 1995, $16,072,000 had been borrowed under the revolving bank line of credit and $10,000,000 had been converted to long-term debt payable over five years of which $2,417,000 has been repaid. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

     At May 31, 1995, the Company held in its investment portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade securities. In accordance with SFAS 115, the Company has increased the carrying value of its portfolio from cost of $43,842,000 to fair value of $43,949,000. The increase of $107,000 is reflected in stockholders' equity as unrealized holding gains. To the extent that the Company liquidates investments whose carrying value has been so increased for working capital requirements or capital expenditures, investment gains will be recognized in the income statement and unrealized holding gains in stockholders' equity will be reduced accordingly. As of May 31, 1995, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade, aggregated $5,828,000 at fair value, with cost of $5,897,000. The single largest investment in one company's securities approximated $1,286,000 at fair value with cost of $1,329,000.

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

                           SALICK HEALTH CARE, INC.

                                    PART II

                               OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders

    (a)   On April 13, 1995, the Registrant held its Annual Meeting of
          Stockholders.

    (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

    (c) At the Annual Meeting, a proposal to approve and adopt the Agreement and Plan of Merger, dated as of December 22, 1994, as amended, (the "Merger Agreement") among the Company, Zeneca Limited, an English company ("Zeneca"), and Atkemix Thirty-nine Inc. was approved by the following vote:

                                                                 Broker
             For              Against          Abstained         Non Votes
          ----------          -------          ---------         ---------
          11,757,449           4,814             15,095          1,622,046

          At the Meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) as Class I directors to serve for a three year term and until their successors are duly elected and qualified:

                                                               Vote
            Name                        For                  Withheld
            ----                     ----------              --------
            Bernard Salick, M.D      13,364,550               34,854

            Leslie F. Bell           13,364,550               34,854

          Upon consummation of the Merger, the term of the Class I directors elected at the Annual Meeting (as well as the classification of the Company's Board of Directors) terminated.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

           11  Computation of Net Earnings per Common Share.

           27  Financial Data Schedule.

    (b) Reports on Form 8-K. During the quarter ended May 31, 1995 a report on Form 8-K with date of earliest event reported being April 13, 1995 was filed. The report which is dated April 21, 1995 reports on Item 1. "Changes in Control of Registrant."

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Salick Health Care, Inc.
                         -----------------------------------------
                         (Registrant)



                         /s/ Leslie F. Bell
                         -----------------------------------------
Date: July 14, 1995      Leslie F. Bell
                         Executive Vice President, Secretary
                         and Chief Financial Officer


                         /s/ Blair L. Hundahl
                         -----------------------------------------
Date: July 14, 1995      Blair L. Hundahl
                         Vice President-Finance

                           SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX

    Exhibit                                                      Page
    -------                                                      ----

      11      Computation of Net Earnings per Common Share.       21

      27      Financial Data Schedule.