Form 10-K
period 1995-08-31
SALICK HEALTH CARE INC
filed 1995-11-29
CIK 762131

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1995
                          ----------------------------------------------

                                      OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               ---------------------   ----------------------

                    Commission file number 0-13879

                           Salick Health Care, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       95-4333272
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

          8201 Beverly Boulevard, Los Angeles, California  90048-4520
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (213) 966-3400
                                                   --------------

  Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on
                                     which registered

                                Not Applicable
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                        Callable Puttable Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ].

     The aggregate market value of callable puttable common stock held by nonaffiliates of the registrant was $155,532,756 based on the closing price of the callable puttable common stock on the NASDAQ reporting system on November 15, 1995.

     The number of shares outstanding of the issuer's common stock as of November 15, 1995: 5,657,115. The number of shares outstanding of the issuers' callable puttable common stock at November 15, 1995: 5,638,082.

                      DOCUMENTS INCORPORATED BY REFERENCE


Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement of the Registrant to be filed by December 29, 1995 pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders. Except for the information incorporated herein by reference, said Proxy Statement shall not be deemed "filed" as part of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     Salick Health Care, Inc. ("Salick" or the "Company") provides disease-specific health care services and risk-based and other products and programs to health care payors, principally in the areas of the diagnosis and treatment of cancer and the treatment of kidney failure, primarily through its operating subsidiaries, Comprehensive Cancer Centers, Inc., USHAWL, Inc., Century Dialysis Corporation, INFUSX, Inc. and SalickNet, Inc. The Company's strategy is to expand its services throughout the United States and to utilize the Company's expertise and experience in providing disease specific outpatient services to its historic operations and to expand into additional and new settings (inpatient, alternate site and home), into areas of diagnosis and treatment of other complex illnesses and diseases requiring sophisticated, long-term care and in providing unique disease state programs to payors and managed care entities.

     The diagnosis and treatment of cancer and the treatment of kidney failure represent significant and growing markets. The American Cancer Society estimates that 33% of Americans now living will eventually be diagnosed with cancer. The National Cancer Institute estimates that overall direct and indirect costs of cancer are in excess of $100 billion. Published reports indicate that the market for dialysis services is currently in excess of $4 billion. The Company's facilities, and its ability to provide a full range of services to cancer and kidney disease patients in any setting, e.g., outpatient, alternate site, home, etc., are designed to meet the growing demand for cancer, kidney, organ transplant, immuno-deficient and other complex disease medical treatment in a quality, cost effective manner, consistent with the increasing focus on cost containment in the health care sector.

     The Company is a leader in the design, development and operation of primarily outpatient facilities for the diagnosis and treatment of cancer. The Company believes that its experience and expertise in delivering such outpatient medical services, and its ability to provide cost effective, quality and convenient care, provides significant advantages to cancer patients over outpatient services offered at physicians' offices, acute care hospitals or other clinical settings. Traditionally, many of the cancer diagnostic and treatment services provided by Salick on an outpatient basis have been principally available through more costly hospital admissions. The Company's Cancer Centers provide sophisticated, cost effective health care services, emphasizing quality of care and patient convenience.

     At August 31, 1995, the Company operated ten outpatient comprehensive diagnostic and treatment cancer centers in affiliation with medical schools, teaching hospitals and private and community hospitals. The centers are located at Cedars-Sinai Medical Center in Los Angeles, California, Mount Sinai Medical Center in Miami Beach, Florida, Parkway Regional Medical Center and Kendall Medical Center in the Miami, Florida area, Temple University Medical Center in Philadelphia, Pennsylvania, JFK Medical Center in Palm Beach County, Florida, Desert Hospital in Palm Springs, California, Alta Bates Medical Center in Berkeley, California, the University of Kansas Medical Center in Kansas City, Kansas and Westlake Medical Center in Westlake, California. These ten centers are collectively referred to herein as the "Cancer Centers".

     Salick is also one of Southern California's leading providers of specialized facilities and services for the treatment of patients suffering from kidney failure. Dialysis treatments provided by the Company generally utilize artificial kidney machines that remove certain toxic substances from the blood and return the cleansed blood to the patient. Salick currently operates or manages nine outpatient (chronic) facilities, provides inpatient (acute) dialysis services at more than twenty Southern California hospitals and provides dialysis services to patients in their homes.

     Having the ability to provide services in all settings is, in the areas of cancer and dialysis, a unique feature attractive to payors and provides a continuum of care for patients and their physicians. This is an integral part of the Company's strategy for dealing with cost controls and the changing health care environment with its emphasis on managed care.

     At each of its Cancer Centers and dialysis facilities, the Company provides the supervision, medical personnel, technicians and equipment for patient treatments. However, with the exception of certain South Florida locations, the Company does not provide any part of the physician component of the services rendered.

     The Company's INFUSX subsidiary provides alternate site and home care services (including chemotherapy, infusions, antibiotics, nursing visits, etc.) for cancer, kidney disease, organ transplant and immuno-deficient patients in the Southern California, South Florida, Kansas/Missouri and greater Philadelphia areas.

     The Company's subsidiary, SalickNet, provides a range of cancer and dialysis treatment programs to managed care entities including Health Maintenance Organizations ("HMO"), Preferred Provider Organizations ("PPO") Independent Practice Associations ("IPA"), self insured and other payors of health care services. The SalickNet programs offered include capitated contracts (a set price calculation on the basis of a per member, per month charge), discounted fee for service, case rate and visit group methodologies. These programs employ proprietary practice guidelines and outcomes measurement to gauge the success and effectiveness of the programs offered through contracted physicians and facilities on the basis of quality, convenience, patient satisfaction and cost effectiveness. The Company's programs, the first of their kind, have been well received since being introduced in 1994 and include the first capitated covered treatment agreement with Physician Corporation of America covering 120,000 persons in South Florida, and a non-capitated global fixed fee agreement with CAPP CARE, a national managed PPO for the Company's services.

     Salick is a Delaware corporation formed in July 1991 for the purpose of changing the state of incorporation of Salick Health Care, Inc., a California corporation ("Salick California"), from California to Delaware by way of a merger of Salick California with and into the Company which was consummated on August 27, 1991. All references herein to Salick or the Company shall, unless the context otherwise clearly indicates, refer to both the Company and Salick California.

     In April 1995, an indirect wholly owned subsidiary of Zeneca Limited, an English company, was merged into the Company, with the Company being the surviving corporation. Pursuant to the merger, the then stockholders of the Company received an aggregate of 5,634,115 shares of a new Callable Puttable Common Stock of the Company and cash in exchange for their shares of the Company's Common Stock and a wholly owned subsidiary of Zeneca Limited received an aggregate of 5,657,082 shares of the Company's Common Stock. As a result, Zeneca Limited beneficially owns at least 50% of the equity securities of the Company. Zeneca Limited is a wholly owned subsidiary of Zeneca Group PLC, an English company, which is a major international bioscience business engaged in the research, development, manufacture and marketing of ethical (prescription) pharmaceuticals, agricultural chemicals, specialty chemicals, seeds and biological products.

     Salick's executive offices are located at 8201 Beverly Boulevard, Los Angeles, California 90048-4520, telephone number (213)966-3400.

CANCER SERVICES

     GENERAL

     The American Cancer Society estimates that one of three Americans now living will eventually be diagnosed with cancer. In 1995 alone, estimates are that approximately 1,300,000 people will be diagnosed as having cancer, excluding nonmelanoma skin cancer and carcinoma in situ. The National Cancer Institute estimates that the overall direct and indirect costs of cancer exceed $100 billion. Based on the trend shown in American Cancer Society reports, the incidence of cancer as well as cancer related costs has continued to grow. However, the incidence of certain forms of cancer can be reduced and early detection and treatment of cancer can improve cure rates and increase life expectancy. New developments in the treatment of certain types of cancer have not only increased the ability to detect cancer in early stages but have significantly increased the five year survival rate for cancer patients.

     The Company's strategy has been to provide, in affiliation with major university, teaching and other hospitals, substantially all of the outpatient health care services necessary to meet the needs of cancer patients and their physicians. More recently, the Company has been adding alternate sites and began providing inpatient services at selected Centers. Each of the Cancer Centers addresses the critical needs of the cancer patient, their families and partners in care by offering a wide range of services, delivered in a cost effective setting. Each of the Cancer Centers is open for extended hours with most services available seven days a week.

     Among the many diagnostic and therapeutic services available at or through a Cancer Center are diagnostic radiology (including CT scanning, magnetic resonance imaging and ultrasound), radiation therapy, infusion and bolus chemotherapy, laboratory, pharmacy, blood banking, nutritional counseling, pain management, educational and psychosocial services. Most of the Cancer Centers presently in operation provide the majority of these services on site. As a Cancer Center moves from interim to permanent facilities, substantially all services are provided on site.

     Each Cancer Center is led by a Medical Director who is an acknowledged expert in the diagnosis and treatment of cancer. The Medical Directors and other physicians who treat patients at the Cancer Centers are supported by Company personnel (including nurses, pharmacists, technicians, psychiatrists, psychologists, social workers and nutritionists), who have substantial experience in providing services to cancer patients. Each Cancer Center is the exclusive provider to the affiliated hospital of substantially all of its outpatient diagnostic and treatment programs related to cancer.

     Salick emphasizes interaction between its Cancer Centers' Medical Directors and area affiliated physicians in order to enable all patients to have access to and to share the latest clinical research and treatment protocols. This enables physicians in one area of the country to have access to expertise, as needed, without having to refer their patient to other facilities and lose contact with their patient. See also "Artificial Kidney ("Dialysis") Services and Medical Supplies."

     ADDITIONAL SERVICES

     The American Cancer Society estimates that one out of every nine women will develop breast cancer. Breast cancer is the second leading cause of cancer death in women. The Company believes that there is a clear need for increased efforts and specialized attention to the prevention, detection and treatment of breast cancer. In order to address this current need and to provide individuals with prompt responses to their concerns, the Company operates breast centers affiliated with its Cancer Centers at the Mount Sinai Medical Center, in Miami Beach, Florida, at Desert Hospital in Palm Springs, California, at Westlake Medical Center in Westlake, California and in Palm Beach, Florida. Certain breast cancer specific services are also provided at the Company's Cedars-Sinai, Alta Bates, Temple University and University of Kansas Cancer Centers. The Company is developing additional comprehensive breast care centers (collectively, "Breast Centers") proximate to or as an integral part of the Cancer Centers in order to take advantage of the full range of services which the Company's programs offer. The Breast Centers provide state of the art detection, diagnostic and treatment services to individuals, with and without the disease. Education and counseling with respect to all aspects of breast health and disease are an integral part of the Breast Center program. The Company provides cancer risk assessment at its Alta Bates, Westlake and JFK Centers. This program takes into account genetic and epidemiologic factors as they relate to the potential of a person's risk of contracting breast cancer. The Company believes that few health care facilities provide such assessment and counseling services and that its Breast Center program will aid in the early detection and prompt treatment of breast cancer, thus increasing the potential for cure.

     Certain transplantation and surgical procedures relating to cancer are or will soon be able to be done on an outpatient basis. Where appropriate and authorized, certain of the Company's existing and future Cancer Centers will have these facilities. Additionally, as some of these surgical and transplantation procedures may continue to have to be done on an inpatient basis, at certain Cancer Centers the Company expects to add inpatient services for such procedures to be done in Company facilities.

     The Company's alternate site and home infusion subsidiary, INFUSX, Inc. ("INFUSX") provides a range of infusions, nutrition, antibiotics, pain management, blood products, nursing and other treatment services to patients with chronic and complex illnesses requiring sophisticated, long term care, matching disease treatment intensity with the resource intensity and Company facility (Cancer Center, alternate site facility, home, etc.) necessary to service the patient's needs. In addition to its appeal to managed care entities, employer groups, other health care payors and patients amenable to such treatment, INFUSX provides the Company with the ability to service patients who have historically been provided such care by others. It also allows the Company to broaden the scope of its programs and services and, at greatly reduced capital costs, to reach out to other payors, areas and patients that have not previously been serviced by the Company.

     Increasing health care costs and decreasing reimbursements have hastened the trend toward managed care and alternate site care. Managed care, in its myriad forms, covers approximately 55% of U.S. workers and focuses on limiting or sharing risk among payors and providers. SalickNet, the Company's managed care subsidiary, which entered into its first two major agreements in 1994, develops and oversees such arrangements with payors including self insured employers and managed care companies for the provision of complex care principally relating to cancer. SalickNet differs from most managed care companies in that it offers an integrated system of care, which includes physician services, inpatient, outpatient, and home care services at predetermined prices, using certain proprietary practice guidelines developed by a group of experts, and evaluated on the basis of an array of outcome measures, e.g., mortality, patient satisfaction and quality of life.

     Salick believes that there are numerous locations at which its and the SalickNet products can be sold and Cancer Centers and INFUSX operations established or acquired. The Company regularly engages in discussions to establish additional cancer centers with medical schools, private and public hospitals, physician groups, prepaid health plans and third party payors. Some of the entities with whom the Company may negotiate may already offer some of the services provided by the Company.

     The market for disease state or disease specific managed care arrangements
on both a pricing and service to patients basis is rapidly developing.   The
Company is a leader in this nascent line of business with long experience and expertise in providing assorted services in a cost-effective, quality manner. These programs include capitation, discounted fee for service, visit groups and case rates. By offering a full array of services, patient referrals and billing procedures are simplified. Discussions with managed care organizations using various programs are ongoing. The Company has obtained reinsurance to manage its risk exposure on its capitated contracts.

     BENEFITS OF A COMPREHENSIVE CANCER PROGRAM

     The Company believes that its multi-disciplinary Cancer Center program represents an innovative approach offering an essential improvement in the provision of services for the diagnosis and treatment of cancer. Significant aspects of the programs and services include:

     Convenience of Care.  Convenience to the patient is an essential part of
     -------------------
the Company's strategy and a primary consideration in scheduling treatments and procedures. Traditionally, a cancer patient has been treated in a variety of settings, including the hospital, outpatient diagnostic radiology and radiation therapy facilities, the physician's office and the emergency room, often competing for access to services with patients having a variety of other illnesses. A Salick Cancer Center provides substantially all diagnostic and treatment services, on an outpatient basis, at a single site. The Cancer Center's services are available seven days a week, providing patients with continuous access to professional staff and services and not requiring patients, during non-business hours, to utilize facilities such as emergency rooms. Because of the breadth of services available, the Cancer Centers allow a physician to more rapidly establish a diagnosis and initiate appropriate treatment. Substantially all of the Company's programs enable the patient to receive care promptly and in a convenient setting and to return to his or her family each day, thereby improving the quality of life for the patient and the patient's family.

     Quality of Care.  Each Cancer Center has sophisticated diagnostic equipment
     ---------------
and trained staff available to physicians and patients utilizing the Cancer Center, is staffed by physicians, nurses and technicians with expertise in cancer care and has a Medical Director who provides overall supervision of quality, implements clinical and research developments, and accesses current treatment protocols for use by patients and their physicians. A patient care plan to facilitate interaction between all persons involved in the patient's care is developed for each patient. The plan provides for individualized objectives of care and protocol compliance, including formal treatment schedules and diagnostic procedures monitoring the course of therapy in the Cancer Center, the hospital and the home. Records documenting the patient's history, treatment and clinical course are immediately available to the hospital staff if admission of the patient is required.

     Studies published in The Journal of Clinical Oncology and Cancer have
                          --------------------------------     ------
indicated that reduced side effects from intensive chemotherapy can often be achieved for patients treated during lengthier sessions. The Cancer Centers provide this intensive chemotherapy to the numerous patients who may benefit from this method of treatment. Physicians' offices, physician based practice locations including those managed by others and home care entities often lack the capacity to safely and efficiently provide this type of treatment or to handle any severe complications which may arise as a result of the treatment.

     Cost Effectiveness.   The Cancer Center program provides diagnosis and
     ------------------
treatment in cost effective settings, not dependent upon hospitalization or multiple site testing, record keeping and evaluations to effect diagnosis or to institute treatment. The Company believes that the overall cost of patient care is reduced because of the rapidity of diagnosis and implementation of treatment as well as the avoidance of duplicative tests and services, inconsistent procedures, unnecessary hospitalization and the ability to match resources to the intensity of the care required.

     Benefits to Hospitals.  The Cancer Centers provide a hospital with practice
     ---------------------
management services, a truly coordinated disease specific program providing quality medical care and support which serve to enhance the hospital's reputation. The addition of these sophisticated facilities and programs may also attract new patients to the hospital for other health care services. Because of its resources, reputation in the field of cancer and expertise, Salick is able to provide a hospital with the services and facilities of a Cancer Center in a shorter period of time than if the hospital were to seek to develop such a center on its own. Additionally, as a Cancer Center provides its services principally on an outpatient basis, the affiliated hospital is often able to discharge its cancer inpatients sooner. This facilitates the hospital's ability to manage under present reimbursement programs such as capitation. See "Governmental Regulation."

     Benefits to Physicians.  The Cancer Centers provide physicians with
     ----------------------
practice management services, a trained oncology staff, state of the art facilities, access to many of the latest treatment protocols and clinical research, a support staff, and continuing education. By affiliating with and utilizing a Cancer Center, physicians can increase their income by freeing their time to see an increasing number of patients and reducing their overhead expenses.

     Benefits to Employers and Payors.  In addition to providing a high quality
     --------------------------------
program and establishing control over payor cost, the Company has established "managed care" and "physician-facility network" teams to develop, implement and operate programs aimed at the managed care market. These teams are developing what the Company believes to be innovative programs dealing with cancer in the areas of outcome studies (as to utilization measures, patient satisfaction and survival rates), guidelines for the diagnosis and treatment of cancer, case rate charges, preferred fee-for-service charges, capitation programs and the establishment of physician stand alone and combined physician-facility networks, all to be marketed and employed, as they are developed, to employer groups, purchasing alliances, managed care and other payors.


OPERATING CANCER CENTERS

     CEDARS-SINAI CANCER CENTER

     Salick's 53,000 square foot Cancer Center at Cedars-Sinai Medical Center ("Cedars-Sinai") in Los Angeles, California provides, 24-hours a day, seven days a week, substantially all of the programs and services required by a cancer patient, including infusion and bolus chemotherapy, radiation therapy, pharmacy, laboratory, blood transfusions, psychosocial services and oncology nursing. This Cancer Center has its own identity within and is located on the campus of the hospital. The Company is the exclusive provider of substantially all the hospital's outpatient cancer diagnostic and treatment programs and facilities in conjunction with the hospital's teaching and research programs. All physicians treating patients at the Cancer Center must be members of the Cedars-Sinai staff. It is the Company's understanding that Cedars-Sinai has an open medical staff in medical oncology and many other specialties.

     The Company has obtained nearby space which it may use for expansion of the Cancer Center at Cedars-Sinai to meet increasing demands for patient care and to accommodate additional physicians.

     The Company owns the physical improvements and equipment located at the Cancer Center, subject to the rights of Cedars-Sinai upon termination of the agreement and the lessors or sellers under any equipment lease or purchase contract. The Company has no ownership interest in the land upon which the Cancer Center is located. If the Company elects to terminate the Cedars-Sinai agreement without cause and liability, the Company must transfer all physical improvements and all of the Company's interest in the Cancer Center's equipment to Cedars-Sinai without payment. In the event the agreement is not extended or is terminated by the Company for cause, Cedars-Sinai is required to purchase the Company's interest in the Cancer Center's improvements at their book value amortized over a twenty year life and may purchase or lease the Cancer Center's equipment at its then fair market value reduced by existing obligations assumed by Cedars-Sinai. The loss of the agreement with Cedars-Sinai would have a material adverse effect on the Company.

     MOUNT SINAI CANCER CENTER

     Under its agreement with Mount Sinai Medical Center in Miami Beach, Florida, the Company became the exclusive provider of outpatient cancer services at Mount Sinai Medical Center's existing Radiation Therapy and Breast Center Departments in November 1988 and has provided most of the hospital's other outpatient cancer services, such as medical oncology, laboratory and pharmacy, in interim space since April 1989. The Company began construction of the permanent center in 1994 and completed and occupied it in November 1995. The Mount Sinai Comprehensive Cancer Center's programs and services are similar to those of the Cedars-Sinai Comprehensive Cancer Center.

     TEMPLE UNIVERSITY CANCER CENTER

     Salick operates this Cancer Center in interim space on the Temple University Health Sciences and Hospital campus in Philadelphia, Pennsylvania. Services provided include radiation and medical oncology, laboratory, pharmacy and psychosocial services. Stem-cell pheresis and stereotactic radiosurgery services are also included in services provided at this facility. The development of the permanent Cancer Center is being planned and will be subject to pending regulatory and other approvals. At such time as the permanent center is established, the Temple University Cancer Center's programs and services will be similar to those of the Cedars-Sinai Cancer Center.

     JFK CANCER CENTER

     On October 1, 1987, Salick became the provider of services at the 20,000 square foot JFK Medical Center Outpatient Comprehensive Cancer Center located in Palm Beach County, Florida. This Cancer Center provides medical and radiation oncology programs and services including chemotherapy, pharmacy and laboratory services as well as a full range of support services.

     ALTA BATES CANCER CENTER

     In December 1990, the Company became the exclusive provider of a broad range of medical oncology and radiation therapy services at Alta Bates Medical Center in Berkeley, California in a 10,000 square foot interim facility. The permanent Cancer Center of some 35,000 square feet was occupied in May 1995. Most radiology services are presently provided at the Center with some at off site locations in which the Company is a limited partner.

     DESERT HOSPITAL CANCER CENTER

     In September 1990, Salick became the exclusive provider of all outpatient cancer services and programs at and in affiliation with Desert Hospital in Palm Springs, California. The Company is presently providing its services in a 15,000 square feet interim facility. A permanent center of approximately 35,000 square feet is expected to become operational in 1996, pending regulatory approvals. The Center in its interim phase contracts with the hospital for certain radiologic services and provides all of its other services on site. The full range of the Company's programs and services will be provided in the permanent center.

     PARKWAY AND KENDALL CANCER CENTERS

     In June 1987, the Company became the exclusive provider of certain of its Cancer Center services and programs at Parkway and Kendall Regional Medical Centers in the greater Miami, Florida area. Radiologic and certain other services not presently provided at these Cancer Centers are available through agreements with the hospitals. Neither of these Cancer Centers provides radiation therapy services, although arrangements exist for patients to obtain such services at a Company facility adjacent to Parkway and or through third parties in the Kendall area. In October 1991, in order to service patients of the Parkway Cancer Center, the Company acquired an 80% interest in a radiation therapy center adjacent to the Parkway Cancer Center and has acquired all but 2% of the remaining interest.

     UNIVERSITY OF KANSAS CANCER CENTER

     In April 1992, Salick became the exclusive provider, under a thirty five year agreement, of all outpatient cancer services and programs at and in affiliation with the University of Kansas and its medical center based in Kansas City. At the present time, the Company occupies approximately 25,000 square feet of interim space and provides medical and radiation oncology services while contracting with the medical center for radiologic and certain other ancillary services. A permanent center is in the planning stage. When all approvals are obtained and the Center is completed, the full range of the Company's services and programs, including a breast center and surgical and radiological facilities, will be on-site. Financing of the construction of the Center may be through a bond issued by the Kansas Board of Regents for the University of Kansas.

     WESTLAKE MEDICAL CENTER CANCER CENTER

     In 1993, the Company established a Cancer Center, in a joint venture with Universal Health Services ("UHS") the then owner of the Westlake Medical Center, in Westlake, California. The Center, which began operations in October 1993, is the first Salick Center to provide both inpatient and outpatient services, including a dedicated inpatient unit, comprehensive outpatient diagnosis and treatment and surgical capabilities. In July 1995, UHS sold Westlake Medical Center to Columbia/HCA and the Company acquired UHS' interest in the Cancer Center. Under the agreement with Columbia/HCA the Company is the exclusive provider of inpatient and outpatient cancer services and programs at Westlake Medical Center. Initially, services are being provided in 18,000 square feet of existing space including dedicated inpatient facilities. The Center contractually utilizes the Hospital's radiology and surgical facilities and arranges for radiation oncology services with plans to incorporate into an expanded facility. A separate Breast Center was opened in September 1994 with nationally recognized medical and radiation oncology specialists. Among these are specialists in reconstructive surgery, bone marrow and stem cell transplantation and breast cancer. The Company is the exclusive provider of a full range of home care services to cancer patients of Westlake Medical Center. The features of this Center enable the Company to deliver a comprehensive, quality, cost effective package of services for the diagnosis and treatment of cancer to managed care entities and other health care payors in any setting, and complements the Company's other California operations.

     PAYMENT AND BILLING

     The Cancer Centers bill their charges to the hospitals with which each is affiliated. Each Cancer Center is paid by the hospital after the payment is received by the hospital. Payors include the Medicare and Medicaid programs, Blue Cross and other insurance plans, HMO's and other prepaid health plans and the patient. Medicare makes interim payments for services provided. Currently, Medicare reimbursement for certain surgery, radiology and diagnostic services is based on 80% of the lower of the hospital's reasonable cost (reduced by 5.8% - see "Governmental Regulation-Medicare Reimbursement") or a blend of the hospital's reasonable costs and a fee schedule amount; for other hospital outpatient services, Medicare reimbursement is based on 80% of the hospital's reasonable costs, reduced by 5.8%. These payments are subject to an annual audit which can result in an adjustment to payments previously made. These audits may not be finalized for a number of years and final adjustments, if any, made as the result thereof can have a positive or negative effect, retroactively and/or prospectively, on the estimate of contractual allowances used in the Company's financial statements for the periods involved, and a corresponding impact, which could be material, on the Company's revenues and income. See "Governmental Regulation - Reimbursement." Adjustments in these payment methodologies may have an adverse impact on the Company's revenues and profitability. Blue Cross and other private insurance plans and certain health plans with whom the Company contracts generally pay a percentage of reasonable and customary charges. Some of the payors with which the Company does business pay on a capitated basis, while others pay on a case rate or visit basis. Reimbursement under the Medi-Cal program and Pennsylvania and other state Medicaid programs is based on their schedules of allowable charges. SalickNet is paid on a monthly basis on its capitated program and it bills for services provided on its non-capitated programs.

ARTIFICIAL KIDNEY ("DIALYSIS") SERVICES AND MEDICAL SUPPLIES

     Published reports indicate that dialysis services generate in excess of $4 billion per year in revenues. The Company believes it is one of the larger dialysis services providers in the United States and one of the largest in California, the only state in which it currently provides these services.

     The Company's nine outpatient (chronic) artificial kidney treatment facilities are located in Southern California. Dialysis treatments are generally provided through use of an artificial kidney machine which removes certain toxic substances from the blood and returns the cleansed blood to the patient. As required by Medicare, Salick employs and compensates physicians to provide coverage, education, peer review medical direction, quality assurance and other services at these facilities during operating hours. Each facility is staffed by a director of nursing and other nurses, administrative and support personnel.

     Chronic dialysis is generally performed three times a week, for four to five hours per treatment. Improvements in technology now available have shortened the treatment time for certain patients to approximately three to four hours. This allows the Company to achieve efficiencies while continuing to provide the highest quality of care. A substantial majority of the Company's chronic dialysis patients presently receive this treatment.

     During the course of a dialysis treatment, the Company provides the disposable and reusable supplies, including the dialyzer, blood tubing, injectable medications, solutions, drugs and blood products. The Company's capacity for treating patients is subject to a number of variables, including length of time per treatment, type of treatment, individual patient requirements and local operating practices and ordinances regulating a facility's hours of operations. To date, none of these constraints have affected the Company's ability to increase the number of patients treated or hours of operation. Patients are generally referred to artificial kidney facilities by their managed care entity, or if they are not part of a managed care entity by physicians or other medical personnel. Dr. Salick and physicians affiliated with him contract to provide medical and administrative services in connection with the Company's dialysis operations. All physicians retain professional fees which they receive for providing services to dialysis patients treated at Company and other facilities.

     Most dialysis treatments are performed in hospitals or outpatient facilities, although dialysis can be performed at home or on an ambulatory basis for certain patients. Less than 15% of the dialysis patients treated by the Company presently receive either ambulatory or home dialysis. Support services, such as supplies, patient education, counseling and self-care training, are also provided to these patients by the Company.

     The Company's outpatient facilities are subject to extensive federal, state and local government regulation, inspection and licensing. The addition of treatment stations at existing facilities is dependent upon approval of the state licensing agency. In addition, federal and state rules and standards must be met to qualify for payments under Medicare, Medicaid and other reimbursement programs. See "Governmental Regulation."

     Approximately 90% of the outpatient dialysis revenues received by the Company are paid by the Medicare and Medicaid programs. Under the current Medicare reimbursement regulations (the "Medicare Regulations"), for Medicare eligible beneficiaries, Medicare pays 80% of prospectively determined reimbursement rate for treatment at an outpatient dialysis facility and for patients treated at home. Currently this prospective price varies from about $117 to $139 per treatment at an outpatient facility, depending on regional wage index differentials. The average reimbursement rate presently applicable to the Company's facilities is approximately $136 per outpatient dialysis treatment, including routine laboratory services, but excluding physician fees and certain ancillary and non-routine laboratory and pharmacy charges. See "Governmental Regulation - Reimbursement." Under the Medicare Regulations, home dialysis patients may elect to have all of their dialysis supplies and back-up services provided by an End Stage Renal Disease Program ("ESRD") facility, such as those operated by the Company. If the patient so elects, the facility will receive the same reimbursement as it receives for treatment of patients at an outpatient facility.

     A technological development affecting the dialysis industry has been the grant of approval from the Food and Drug Administration for the production and sale of Erythropoietin ("EPO"), a drug produced by recombinant DNA technology. EPO may be useful in treating the anemia associated with end stage renal disease by reducing the need for transfusions in dialysis patients. The Company provides EPO and the administration thereof to its patients according to physicians' orders. Effective January 1, 1991, the manner of reimbursement for EPO dialysis patients was changed from its former structure (80% of $40 per treatment for up to 10,000 units and 80% of $70 for a treatment dosage of 10,000 or more units) to provide for payment of 80% of $11.00 per 1,000 units. If a beneficiary requires 10,000 units or more, sufficient medical documentation must accompany the claim. The effect of this change had an adverse impact on the Company and the industry. Pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), payment for EPO was further reduced to 80% of $10.00 per 1,000 units, effective January 1, 1994.

     The Company also provides inpatient ("acute") dialysis services to hospitalized patients under separate contracts with 21 hospitals in Southern California. The Company's inpatient facilities are located on hospital premises and operated under hospital licenses, rules, by-laws and medical staff requirements. Under each of the agreements, payments to the Company for its services are made directly by the hospital and are at negotiated rates.

     The Company is in the process of developing its 10th outpatient dialysis center at Hi-Desert Hospital in Yucca Valley (Riverside County), California. This center will have 15 treatment stations in its 5450 square feet and the agreement is for a five-year term with three five-year renewal options. The Company expects to begin operations at this center by the spring of 1996.

MEDICAL PRODUCTS AND SUPPLIES

     Aurora Medical Supplies, Inc. ("Aurora"), a wholly-owned subsidiary of the Company, arranges the acquisition of medical and pharmaceutical products and supplies for the Company's Cancer Centers, dialysis facilities, as well as physicians' offices, hospitals and medical clinics. These products and supplies are manufactured by others.

ALTERNATE SITE AND HOME INFUSION SERVICES

     The Company's subsidiary, INFUSX, emphasizes the treatment of chronic, complex and catastrophic illnesses requiring sophisticated, long term care in non-Cancer Center and related satellite facility settings. INFUSX's initial focus has been in providing services to cancer, dialysis, bone marrow, organ transplant and immune suppressed patients. A number of these patients are or have been treated in facilities operated by the Company. Among the services provided by INFUSX are chemotherapy, antibiotics, parenteral and enteral nutrition, blood products, pain management, nursing visits, related services, certain equipment and supplies. INFUSX bills the payor or patient directly for the services it provides. Presently INFUSX, a duly licensed home health agency, operates in Southern California, South Florida and in the greater Philadelphia and Kansas/Missouri areas. Operations will also be established or acquired in other areas where appropriate to support the Company's operations.

COMPETITION

     Although the Company believes its Cancer Center operations and programs are innovative and unique, they operate in a competitive environment. Some services which may be considered to be competitive to those which are and will be offered by the Cancer Centers, SalickNet and INFUSX are being provided by comprehensive cancer centers established under federal law (whose primary purpose is research and education), certain major acute care hospitals, other primary health care facilities, radiation therapy and diagnostic imaging centers, private and group physicians, home and alternate site care entities, infusion centers and prepaid and other forms of health plans. Certain of these providers have been established in the general health care field for a number of years and have greater financial and marketing resources than the Company.

     In its dialysis operations the Company competes with both hospital-based and freestanding dialysis facilities. The Company competes on the basis of its reputation for quality care and convenience. Certain of the Company's competitors with respect to its dialysis services may also compete for the development or acquisition of dialysis centers in markets which may be targeted by the Company. Certain of the Company's competitors may have substantially greater financial and marketing resources than the Company.

GOVERNMENTAL REGULATION

     Health care facilities are subject to extensive federal, state and local legislation and regulations, including those relating to the reimbursement and control of health care costs.

     REIMBURSEMENT

     The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal or individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including changes in legislation and regulations, those imposed pursuant to the federal and individual state budgets, inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by cost containment and other legislation, competition, third party payor changes or other governmental administrative controls or limitations. Changes in the Medicare and Medicaid system and reimbursement have been proposed by both Republican and Democrat members of Congress. While the Company expects changes in reimbursement to occur, this may be limited to extensions of previously implemented reductions scheduled to expire or may include additional changes. The ultimate impact of any such changes on the Company's business cannot be predicted, in part due to budgetary constraints and the rapidly evolving changes in the health care system generally. The Company has developed and/or implemented plans to deal with this situation and notes that in the past as reimbursement reductions or changes have occurred, the Company has previously been able to improve operations by an increased market share and greater efficiency.

     Under federal Medicare law, most hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") based on such factors as primary admitting diagnosis and surgical procedure. Payment to hospitals for the care of a patient covered under the DRG system is generally set at a predetermined amount based on the DRG assigned the patient. The federal government, as well as many states and third party payors, are investigating or have adopted these or other modifications to their reimbursement formula in an effort to contain costs. This type of program provides an incentive for hospitals to plan and deliver their services more efficiently.

     The Omnibus Budget Reconciliation Act of 1990 amended the definition of "inpatient hospital services" to include all services for which payment may be made under the DRG system that are provided by a hospital or an entity wholly-owned or operated by the hospital to a patient during the three days immediately preceding the date of the patient's admission (or one day for hospitals and hospital units excluded from the DRG system under technical changes enacted in October 1994), if such services are diagnostic services

(including clinical diagnostic laboratory tests) or are other services related to the admission, as defined by the Secretary of Health and Human Services ("the Secretary"). Such services are not reimbursable separately as hospital outpatient services under Medicare Part B. These provisions have been in effect since 1991. On January 12, 1994, the Secretary issued interim final regulations implementing this provision and on September 1, 1995, the Secretary announced she will revise the regulations to recognize that only the one day immediately preceding the date of the patient's admission would be considered to be not reimbursable separately as hospital outpatient services for hospitals and hospital units excluded from the DRG system.

     In recent years there have been a number of statutory and regulatory changes that affect Medicare reimbursement for services furnished to hospital outpatients. Prior to October 1, 1987, Medicare generally had reimbursed hospital outpatient services on the basis of the reasonable costs (as determined pursuant to regulations) incurred by the hospital. On October 1, 1987, Medicare began reimbursing hospitals for certain surgery services furnished to hospital outpatients on the basis of the lower of reasonable costs or an amount based on a blend of the hospital's reasonable costs and a prospectively set fee schedule amount. On October 1, 1988, this blended payment system was extended to radiology services furnished to hospital outpatient patients; the blended payment system was extended further to certain other diagnostic services on October 1, 1989. In addition, the amount of the blend that is based on the hospital's reasonable costs has decreased; currently, the blend is based 42% on hospital costs for surgery and radiology services, and 50% on hospital costs for other diagnostic services. For surgery services reimbursed under the blend, the fee schedule portion of the blend is based on the amount of payment that ambulatory surgery centers would receive for the procedure. For radiology and diagnostic services reimbursed under the blend, the fee schedule portion of the blend is based on the amount that physicians would receive if the procedure were furnished in a physician's office under the Medicare physician fee schedule.

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

     There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that the Health Care Financing Administration ("HCFA"), which administers Medicare, prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress,and senior HCFA staff have stated that even if Congress enacted such a change in 1995, the new system would not likely be implemented until January 1997, at the earliest. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

     Effective October 1, 1991, Medicare payments for hospital outpatient services made on a reasonable cost basis and the cost portion of outpatient services paid on the basis of a blended amount, were reduced by 5.8%. Under the Omnibus Reconciliation Act of 1993 ("OBRA 1993"), Congress extended this reduction through federal fiscal year 1998. Effective October 1, 1991, Medicare has reimbursed the capital costs allocated to outpatient departments on the basis of 90% of reasonable costs. Under OBRA 1993, Congress extended this 10% reduction in hospital outpatient capital cost reimbursement through federal fiscal year 1998. Also under OBRA 1993, the amount which Medicare reimburses for clinical laboratory services was reduced.

     Effective November 1, 1990, the Medicare fiscal intermediary for the Company's dialysis facilities changed the method of reimbursing medications provided to Medicare dialysis patients from charge-based reimbursement to reimbursement based on reasonable costs. This change has reduced the amount of reimbursement to the Company for such medications and other regulatory changes potentially could further reduce such reimbursement. In addition, effective January 1, 1991, the method of reimbursement for EPO furnished to dialysis patients was changed from its former structure (80% of $40 per treatment dosage for up to 10,000 units and 80% of $70 per treatment dosage of 10,000 or more units) to provide for payment of 80% of $11.00 per 1,000 units. This change in EPO reimbursement has been partially offset by a $1.00 per treatment increase in the composite rate reimbursement for outpatient dialysis services. In addition, pursuant to OBRA 1993, reimbursement for EPO was further reduced beginning January 1, 1994 to 80% of $10.00 per 1,000 units. The Secretary announced on September 1, 1995 that she will not at this time adjust the current composite rate. The overall impact of the EPO reimbursement change has adversely affected the Company's revenues and earnings.

     The effect of these changes may be mitigated by the Company's ability to increase its patient volume both at the same sites and at additional centers, to increase its non-Medicare patient volume and to continue implementation of cost controls and cost reduction strategies. To address these changes, the Company has expanded its program to increase patient volume, and instituted other programs to achieve efficiencies in staffing, purchasing and scheduling.

     Legislation in Florida limits charges for certain healthcare services provided to non-Medicare/Medicaid patients. A substantial portion of this law has been challenged, a portion declared unconstitutional and is being appealed in the federal court system and will not be enforced until after such resolution; however, the limitations on rates respecting radiation therapy services provided at freestanding, not hospital-based facilities, presently remains in effect. As substantially all of the Company's radiation therapy services are hospital-based, the effect of the legislation has not had a material effect on the Company's operations. Florida also has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). One of the Company's radiation facilities in South Florida currently has three physician investors who own less than two percent (2%) in total and who make no referrals to the facility. The Company believes it is in full compliance with the law.

     Florida adopted legislation effective in 1994 which is aimed at health care coverage for presently uninsured residents and encouraging the formation of purchasing alliances for health care services. This legislation is principally aimed at small employer groups. As it is now configured, the Company cannot predict its future effect upon the Company and its operations. However, the Company, as part of its overall strategy is in the process of developing various plans to be offered to employer groups, purchasing alliances, health maintenance organizations, managed care and other payors. The first of these plans has been successfully marketed in Florida with a major capitated (per member, per month) agreement entered into with Physician's Corporation of America currently covering 120,000 members in South Florida (See "Additional Services" discussion of SalickNet).

     To the extent that legislation or regulations may be enacted in the future which may include outpatient services furnished to Medicare beneficiaries in a prospective payment system, the Company cannot predict whether or to what extent such a change would adversely affect its revenues or earnings. In addition, in 1995 Congress began considering extensive changes to the Medicare and Medicaid programs. Medicare changes under consideration include, among others, (1) a change in the formula used to calculate hospital outpatient reimbursement under the blended payment system which generally would result in reducing reimbursement amounts; (2) an extension of the current 5.8% reduction in hospital outpatient reasonable cost reimbursement through the year 2002; (3) a reduction in reimbursement for hospital outpatient department capital-related costs of 85% of such reasonable costs for federal fiscal years 1996-2002; (4) the introduction of a prospective payment system for home health services, effective October 1996; (5) reductions in payment for clinical laboratory services; (6) the elimination of updates in payments for ambulatory surgical center services from 1996-2002: (7) various other reductions in the amount of payment for physician and hospital services; and (8) the introduction of additional choices of health plans for Medicare beneficiaries in addition to the current fee-for-service and Medicare HMO option. Proposed Medicaid changes include the replacement of the existing federal/state program with block grants to the states and reduced federal oversight over state plans. The enactment of large cuts in the amount of Medicare and Medicaid reimbursement for providers could have an adverse effect on the Company's revenues. At this point in time, however, it is uncertain which, if any, of these or other changes to the Medicare and Medicaid programs will be enacted into law, and the Company is unable to predict how the enactment of any such changes might affect the Company in the future.

     Reimbursement for INFUSX's services from all payors other than Medicare is paid either at charges, a percentage of charges or a negotiated rate which may include per diem charges. Medicare patient reimbursement falls under a cost report-based methodology (skilled nursing services in the home) or a reasonable cost or fee schedule basis (generally for drugs and related supplies and durable medical equipment). OBRA 1993 prohibited the Secretary from updating the per visit cost limits for home health services during cost years beginning on or after July 1, 1994 and before June 30, 1996.

     LICENSING

     Outpatient dialysis facilities are subject to state licensing statutes which regulate the character and competence of the provider and its staff, its financial resources, the fitness and adequacy of the facility and its medical personnel and procedures. Licenses and approvals to operate these facilities are subject to renewal periodically and to revocation upon failure to comply with the conditions under which they are granted. Each of the facilities owned, operated or at which services are provided by the Company is and has been duly licensed continuously since its opening. Salick's inpatient dialysis services and Cancer Center services are provided pursuant to the contracting hospital's license.

     Presently in California, and certain other states, there is no license category for the independent licensure of the Cancer Centers. Under these circumstances, the Company is a provider of the Cancer Centers' services under the license of and agreements with affiliated medical centers. A Cancer Center's continued operations as presently structured is dependent upon such agreements with hospitals. The Company will also consider management agreements and other relationships as are appropriate.

     INFUSX currently operates as a licensed home health agency. It either has a pharmacy license or arrangements with a licensed pharmacy in those states where it may not be able to or it is not essential to its operations to have a pharmacy license. In states where INFUSX provides direct nursing services it will require licensure as a home health agency. It is also possible that in some locations INFUSX may become subject to certain regulatory certifications including Medicare and/or the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") accreditation. In its California, South Florida and Kansas operations, INFUSX received the highest category of JCAHO accreditation.

     SalickNet's current operations do not require licensure; however, the Company does anticipate expanding the administrative and professional services provided to managed care entities. The Company has submitted an application for licensure as a Third Party Administrator to the Florida Department of Insurance because of the anticipated expansion of administrative services it provides and to ensure continued compliance with the law. The Company anticipates it will be able to obtain any required licensure.

     CERTIFICATE OF NEED

     Legislation in various jurisdictions requires a certificate of need in order to establish or substantially expand certain health care activities or facilities. In such states, a certificate of need must be obtained prior to a subject party's offering certain new services or committing capital expenditures in excess of statutory threshold amounts. The required approval is based on various criteria, such as financial feasibility, impact on other health care providers and need and access by indigents to the proposed services. Many states require a certificate of need for either or both a dialysis facility and a Cancer Center although none is required in California. The Company's operations are either exempted from certificate of need requirements or the certificate is not required in certain other states in which the Company is operating Cancer Centers or considering for expansion.

     Each of the Company's current Cancer Centers is a part of the hospital with which it is affiliated, and therefore a certificate of need for the establishment of a Cancer Center is only necessary in certain states. Neither of the USHAWL, SalickNet nor INFUSX current operations require a certificate of need. It is possible, however, that existing or future laws or regulations will be interpreted or adopted so as to require certificates of need to be obtained. Such a requirement could impair the Company's business and expansion in those areas where a certificate of need is determined to be required. To date such requirements have not adversely affected the Company's ability to establish its operations.

     In those states where a certificate of need is required for a permanent cancer center, the Company has found that an interim Cancer Center can generally be opened without a certificate of need. The inability to ultimately obtain a certificate of need for a particular location, new program or service will not, in the Company's opinion, unduly preclude its ability to provide services at or establish its operations.

     FRAUD AND ABUSE

     The fraud and abuse provisions of the Social Security Act, as amended, among other things, impose civil and criminal penalties (including exclusion from the Medicare and Medicaid programs) upon persons who pay any remuneration (direct or indirect, in cash or in kind) in return for or to induce the ordering of, or the making of a referral for, a service or item covered by Medicare or Medicaid. Law enforcement authorities, HHS and the courts are giving increasing scrutiny to arrangements between health care providers and referring physicians to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient referrals for services or items for which Medicare or Medicaid reimbursement may be provided. This scrutiny is not limited to financial arrangements that involve a direct payment made for the specific purpose of inducing patient referrals, but extends to payment or other remuneration mechanisms that carry the potential for inducing referrals. Recent court decisions have held that the fraud and abuse provisions have been violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals. Some states have prohibitions similar to the federal prohibitions, but which are not limited in application to Medicare or Medicaid patients. Moreover, some states (including those where the Company engages in business) either have or are considering legislation that would prohibit, with limited exceptions, referrals by any physician with an ownership or compensation relationship with the entity to which the referral would be made regardless of whether the financial relationship was intended to bring about such referrals.

     On July 29, 1991, the Inspector General of HHS published regulations outlining certain "safe harbors", or defined business practices that will be deemed not to violate the Medicare and Medicaid fraud and abuse provisions described above. These include safe harbors for investment interests, personal service agreements, space and equipment rental agreements, sales of medical practices, routine waivers of certain deductibles and coinsurance, discounts received by certain buyers from suppliers and employee-generated income.

     Among the safe harbors is one for investment interests in large publicly-traded entities, defined as those with more than $50 million in net tangible assets within the previous twelve months or fiscal year, so long as five specified conditions are met. Another safe harbor is available for investment interests in other entities if they meet eight conditions including requirements that no more than 40% be owned by investors who are in a position to make or influence referrals or furnish items or services to or otherwise generate business for the entity, and that not more than 40% of the gross revenues of the entity in the last fiscal year or 12 month period come from referrals, items or services furnished, or business otherwise generated from investors. The Company does not have referring physicians as owners or partners in any of its Cancer Centers or dialysis facilities. However, the Company has interests as a limited partner in certain independent radiology facilities that it believes may have physician investors. These facilities provide services to patients of a Cancer Center pursuant to orders of their physicians. The Company understands that the interest of such physicians has been or is in the process of being acquired. While this situation may not, technically, completely conform to the requirements of the investment interests safe harbors, the Company believes that its interests in these facilities, if scrutinized, should be determined not to violate the Medicare and Medicaid fraud and abuse law for several reasons, including the fact that the Company believes that there is a material absence of abusive features identified in a special Fraud Alert on Joint Venture Arrangements issued by the Inspector General in 1989, associated with the Company's involvement in these facilities. The regulations also include a safe harbor for certain personal services agreements. While the Company does not believe this to be so, the agreements under which the Company compensates the physicians who serve as its medical directors may not completely and technically conform to all of the requirements for this safe harbor, which dictates, for example, that the exact schedule of work of non-full time employees and the payment for each work session be established in advance. However, the Inspector General has indicated that agreements not completely conforming to a safe harbor will be analyzed on their merits and the Company believes the arrangements it has with its Medical Directors are reasonable and do not violate the Medicare and Medicaid fraud and abuse law. Certain physicians who have patients at Company facilities contract for the use of office space and related services and the Company believes that these arrangements materially comply with the applicable safe harbors. Moreover, the Company believes that both its personal services and rental agreements, as well as its relationships generally with referring physicians, are appropriate, and in any event, are materially distinguishable from those types of arrangements described as potentially abusive by the Inspector General in a 1992 Special Fraud Alert on Hospital Incentives to Physicians which, while directed at hospitals, also could apply to other providers.

     The preamble to the final rule establishing the safe harbors also makes it clear that not all arrangements that fail to qualify for a safe harbor will be deemed unlawful.

     On July 21, 1994, clarifications of the safe harbors were proposed by the Inspector General. Those proposed rules are intended to clarify the original set of final safe harbor provisions. A variety of modifications are proposed, including those respecting the investment interest safe harbor, the space and equipment rental and personal services and management contract safe harbors, referral services safe harbor and the discount safe harbor. It is unknown whether the regulations will be finalized in their present form.

     In October 1994, the Inspector General issued a Special Fraud Alert respecting arrangements for the provision of clinical laboratory services. The Fraud Alerts are publications which reflect the view of the Office of Inspector General but are not formally promulgated as regulations or enacted as laws. The October Fraud Alert concerns the Office of Inspector General's view of practices it believes may implicate the anti-kickback statute when engaged in by clinical laboratories and health care providers. Several examples of possibly illegal laboratory services arrangements are given in that Fraud Alert. One of the examples cited involves arrangements between ESRD facilities and laboratories where the laboratory offers to perform, at a below market rate, the tests paid for through the composite rate paid by Medicare to ESRD facilities in order to obtain referral from the ESRD facility for non-composite rate tests. Also mentioned as an example in the Fraud Alert are certain situations involving laboratory waivers of charges to managed care patients where a provider participates in a managed care plan which either provides a bonus or other payment if utilization of ancillary services such as laboratory testing is kept below a particular level or imposes financial penalties if the provider's utilization of services exceeds pre-established levels. The Inspector General is concerned that the provider may enter into an arrangement with a laboratory that has not negotiated a fee schedule with a managed care plan under which the laboratory, to keep the provider's non-managed care business, agrees to write-off charges for the provider's managed care work. Other examples are given of inducements offered by clinical laboratories which may implicate the anti-kickback statute. The Company does not believe that it does not comply with this Fraud Alert or that, if required to make changes or modifications, compliance with this Fraud Alert will materially adversely affect the operations of the Company.

     HHS has designed an interdisciplinary project involving representatives of federal and state governments and the private sector to detect and investigate Medicare and Medicaid abuse and misuse in five states: California, Florida, Illinois, New York and Texas. The project is called "Operation Restore Trust." HHS has stated that these five states were selected because they account for 40% of Medicare and Medicaid beneficiaries. Targeted for review are skilled nursing facilities, home health agencies, and durable medical equipment suppliers. HHS has stated that the project activities will include, among others, financial audits by the OIG and HCFA, criminal investigations, referrals by OIG to appropriate law enforcement officials, and civil and administrative sanction and recovery actions. HHS is focusing on home care because it is one of the fastest growing areas in Medicare. The Company conducts home health agency activities in some of the five states targeted for review. The Company believes that its home health care business is in compliance with Medicare requirements.

     Included in OBRA 1993 were provisions that significantly expanded the scope of the Ethics and Patient Referral Act, also known as the "Stark Law," beginning January 1, 1995. The Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of laboratory services if the physician or family member of the physician had an ownership interest or compensation relationship with the entity. The OBRA 1993 revisions expand the scope of the Stark Law by prohibiting a referral to an entity in which the physician or family member has an ownership interest or compensation relationship if the referral is for any of a list of "Designated Health Services". Violations of the Stark Law are punishable by civil monetary penalties of up to $15,000 per claim against any person who presents or causes to be presented a claim for services that the person knows or should have known were furnished pursuant to a prohibited referral. In addition, civil monetary penalties of up to $100,000 can be imposed on any physician or entity who enters into a circumvention scheme to avoid the statutory prohibitions. The expanded Stark Law prohibits self referrals for eleven categories of items and services, including not only clinical laboratory services, but also inpatient and outpatient hospital services, diagnostic radiology and radiation therapy services. Technical amendments to the Medicare Act passed by Congress in October 1994 and signed by the President on October 31, 1994, include an amendment which revises the designated health service of "radiology and other diagnostic services" to "radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services." Because all of the centers operate under the license of the hospital to which they are attached, the Company's services (including the services of its Cancer Centers, clinical laboratory and Infusx) appear to be included in the list of designated Health Services. Although the list of designated Health Services also includes radiation therapy, the legislation specifically provides that a request by a radiation oncologist for radiation therapy does not constitute a referral if such services are furnished by or under the supervision of the radiation oncologist pursuant to a consultation requested by another physician. That self-referral statute also includes a variety of exceptions from this prohibition, including exceptions involving rental of office space, bona fide employment relationships and personal service arrangements. Final regulations relating to clinical laboratory services only ("Stark I Final Regulations") were issued on August 14, 1995 and were effective September 13, 1995. The Stark I Final Regulations reflect substantial changes from the proposed rules published on March 11, 1992. The changes are due in part to the comments received and in part to retroactive statutory changes effected by the Omnibus Budget Reconciliation Act of 1993 and the Social Security Amendments of 1994. The Stark I Final Regulations address only referrals for clinical laboratory services and the Secretary stated an intention in the Stark I Final Regulations to cover the other Designated Health Services under a separate rulemaking. However, she further took the position in the Stark I Final Regulations that the Stark I Final Regulations will affect how HCFA reviews referrals involving the Designated Health Services other than clinical laboratory services where the statutory language appears to apply equally to situations involving referrals for any of the Designated Health Services, including clinical laboratory services.

     HCFA has added a new exception for services furnished in an Ambulatory Surgical Center or an End Stage Renal Dialysis ("ESRD") facility or by a Hospice, provided that such services are reimbursed by Medicare through the ASC rate, the ESRD composite rate, or as part of the per-diem hospice charge, respectively. HCFA reasons that in such instances there is no incentive to overutilize the clinical laboratory services. HCFA continues to work on issuing proposed regulations to implement the Stark II expanded physician self-referral law.

     Congress is now poised to consider "Stark III." Congressman Stark himself already has introduced a bill that would significantly modify the law. For example, it would, among other things, collapse all of the compensation exceptions into one generic exception. Congressman Thomas, who now chairs the House Ways and Means Health Subcommittee that generated the original physician self-referral law, also has introduced a bill that would even more extensively revise and dilute the scope of the Stark Bill, to limit, for example, the list of Designated Health Services to clinical laboratory, community pharmacy, MRI/computerized tomography and physical therapy services. Also, under Thomas' bill, the law would no longer prohibit referrals on the basis of compensation relationships and the Secretary would not be permitted to take enforcement action based on the Stark II provisions until the Secretary promulgates its Stark II regulations.

     The existing Stark Law and regulations have the effect of restricting the ability of a company to enter into financial relationships with certain physicians and physician organizations. While the Company does not believe it to be so, to the extent, if any, that it may be determined that, or the Company may come to believe that any of its financial relationships with physicians may not technically comply with the Stark Law, the Company intends to modify or eliminate those relationships so that they will either comply or qualify for one of the Stark Law's exemptions. For this reason, among others, the Company does not believe that the Stark Law will adversely affect the operations of the Company.

     California has also passed a physician self-referral statute, commonly known as the "Speier Bill" or "PORA", which became effective January 1, 1995. Under this statute, referrals of patients for certain designated services by physicians with direct or indirect ownership interest in, or direct or indirect compensation relationships with, the entity furnishing the services are prohibited unless the ownership interests or compensation relationships fall within certain narrow exceptions. The designated services subject to this prohibition include, but are not limited to, radiation oncology, laboratory, diagnostic imaging, home infusion therapy and diagnostic nuclear medicine. Violations of that statute may result in criminal penalties, civil monetary penalties of up to $5,000 for each offense, and professional disciplinary action against the physician, including revocation of licensure. In addition, no payment may be made by any payor for services furnished pursuant to a prohibited referral. While the Company does not believe it to be so, to the extent, if any, that it may be determined that any of the Company's financial relationships with physicians may not comply with the Speier Bill, the Company intends to modify or eliminate those relationships so that they either comply or qualify for one of the Speier Bill's exemptions. For this reason, among others, the Company does not believe that the Speier Bill will adversely affect the operations of the Company.

     Florida has been one of the leaders in enacting legislation to preclude or limit referrals by physicians to facilities in which they have an ownership, control or investment relationship. The Florida Patient Self-Referral Act precludes or limits referrals by physicians to facilities in which they have an ownership, control or investment relationship. One of the Company's radiation facilities in South Florida currently has three physician investors who own less than two percent (2%) in total and who make no referrals to the facility. The Company believes it is in full compliance with the law.

     Although the Company believes it complies in all material respects with currently applicable laws and regulations in the fraud and abuse area, the health care services industry will continue to be subject to substantial regulation in this area at the federal and state levels, the scope and effect of which cannot be predicted. Moreover, although the pending budget reconciliation bill as passed by the House would narrow the scope of the Stark Law by, among other things, (1) eliminating its application to compensation relationships between physicians and the entities to which they make referrals and (2) shortening the list of Designated Health Services, both the House and the Senate bills now currently under discussion contemplate expanding some of the fraud and abuse laws to cover all patients (not just Medicare and Medicaid patients), and increasing the penalties for violation. There is still a relative scarcity of both case law and binding administrative interpretations of the statutes and regulations in this area of fraud and abuse. As the law develops in this area and particularly if the Congress provides for issuance of advisory opinions in response to specific requests, more guidance may be available regarding the appropriateness of certain types of relationships involving physicians and the health care services industry generally. While the Company does not believe that any of its arrangements are inappropriate, in the event any are so determined, the Company will take appropriate action as may be necessary in order to be in compliance. However, no assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities or prosecutors, will not be limited by future legislation, or if such events occur, that the Company would not be subject to significant penalties, including fines and exclusion from Medicare, or that the Company's operations would not otherwise be adversely affected.

EMPLOYEES

     At November 1, 1995, the Company had approximately 1,300 employees. Less than twenty employees (primarily clerical workers) are subject to a collective bargaining agreement and all of such employees are employed at one location. The Company considers its relations with its employees to be good.

INSURANCE

     The Company maintains property, casualty, malpractice and various types of liability insurance policies in significant amounts and, in addition, requires each physician treating patients at its facilities to provide proof of independent insurance coverage.

ITEM 2.  PROPERTIES

     The following table indicates the location, approximate size, date of commencement of operations and term of agreement for each of the Cancer Centers:

                                                Date
                           Approximate       Operations             Term of
                               Size          Commenced             Agreement
                        ------------------  ------------        ---------------
Cedars-Sinai            20,000 sq. ft.      June 1985           To September 30,
Comprehensive           (interim space)                         1999
Cancer Center           53,000 sq. ft.      January 1988
Los Angeles, CA         (permanent center)

Comprehensive           17,500 sq. ft.      November            10 years and
Cancer Center           (interim space)     1988                3 five-year
at Mount Sinai          35,000 sq. ft.                          renewal options
Medical Center          (permanent center)
Miami Beach, FL

Comprehensive           15,000 sq. ft.      March 1989          10 years from
Cancer Center           (interim space)                         completion of
at Temple               45,000 sq. ft.                          all construction
University              (proposed                               and 2 five-year
Philadelphia, PA        permanent center)                       renewal options

JFK Medical Center      20,000 sq. ft.      October             To September 30,
Comprehensive                               1987                1997
Cancer Center
Atlantis, FL

Alta Bates Medical      10,000 sq. ft.      December            15 years
Center Comprehensive    (interim space)     1990
Cancer Center           35,000 sq. ft.      September
Berkeley, CA            (permanent-partial  1994
                        center)

Desert Hospital         15,000 sq. ft.      September           10 years from
Comprehensive                               1989                opening of the
Cancer Center                                                   permanent Center
Palm Springs, CA                                                and 3 five-year
                                                                renewal options

South Florida           9,000 sq. ft.       June 1987           10 years
Comprehensive
Cancer Center at
Parkway Regional
Medical Center
No. Miami Beach, FL

South Florida           9,000 sq. ft.       June 1987           10 years
Comprehensive
Cancer Center at
Kendall Regional
Medical Center
Miami, FL

                          Approximate         Operations    Term of
                             Size             Commenced    Agreement
                          -----------------  ------------  ---------
  University of           25,000 sq. ft.     April 1992    35 years
  Kansas Cancer           (interim space)
  Center, Kansas          45,000 sq. ft
  City, Kansas            (proposed
                          permanent center)

  Westlake Medical        18,000 sq. ft.     October 1993  20 years
  Center Comprehensive    (interim space)
  Cancer Center


     In addition, the Company provides its services at a number of satellite and alternate site facilities in Florida and California located primarily in medical office services developments.

DIALYSIS CENTERS

     The Company operates the following nine facilities which provide chronic dialysis service on an outpatient basis. The following table indicates the location of the facility, number of stations approved for licensure, the year the facility was opened or acquired and the year in which the existing lease terminates:

                                 Licensed     Year
                                 Stations   Facility          Lease
                                  As of      Opened        Expiration
                                  8/31/95  or Acquired        Date
                                 --------  -----------    ---------------
USHAWL-Cedars-Sinai Dialysis         25       1983        August 2004
8635 W. Third
Cedars-Sinai
Medical Towers
Los Angeles, CA  90048

USHAWL-Villa Gardens Dialysis        35       1972        December 2006
2723 W. Temple Street
Los Angeles, CA  90026

USHAWL-Doctors Dialysis              42       1972        June 1996
706 E. 32nd Street
Los Angeles, CA  90011

USHAWL-Orange County                  6       1987        September 1998
Dialysis - North                                          (one additional
1830 W. Romneya Drive                                     5-year renewal
Anaheim, CA  92801                                        option)

USHAWL-Mission                       12       1987        June 1999
Dialysis                                                  (two additional
27862 Puerta Real                                         5-year renewal
Mission Viejo, CA  92691                                  options)

USHAWL-Orange County                 10       1988        December
Dialysis West                                             1995 (one
16892 Bolsa Chica Road                                    additional
Huntington Beach, CA  92661                               5-year renewal
                                                          option)

                               Licensed     Year
                               Stations   Facility      Lease
                                As of      Opened     Expiration
                               8/31/95   or Acquired     Date
                               --------  ----------------------------
USHAWL-Orange County              10     1988        April 1997
Dialysis South
31736 Rancho Viejo Road
San Juan Capistrano, CA
92675

USHAWL-Desert Dialysis            20     1990        December 1996
345 Tachevah
Palms Springs, CA  92263

USHAWL-Orange County              25     1993        September 1998
Dialysis - La Palma                                  (three additional
1107 La Palma Ave                                    5-year renewal
Anaheim, CA  92803                                   options)

     In addition to the Cancer Centers and dialysis facilities described above, the Company presently leases its corporate and subsidiary headquarters and offices in Los Angeles, California. These headquarter premises are leased from Dr. and Mrs. Bernard Salick (the "Lessors"). The offices have approximately 35,000 square feet of space. The lease took effect in July 1991, and, at the time of occupying such premises, the Company vacated its prior premises which it had leased under leases from the Lessors and an unrelated third party. The lease contains a provision which, in the event of certain changes of control of the Company and the termination or significant changes in the terms or authority of Dr. Salick's employment with the Company thereafter and prior to the last two years of the term of the lease, permits the Lessors, if then the lessors of the building and at their option, to require the lessee of the building to (a) purchase the building at a formula purchase price, or (b) pay an assumption fee of $250,000. In light of these provisions, in connection with the April merger with Zeneca Limited, an agreement was entered into pursuant to which the Company will purchase this real property from the Lessors for $14,650,000 which purchase price is approximately $1,160,000 less than the formula purchase price in the lease. The transaction is expected to be consummated during the 1996 fiscal year. See Note 3 to the consolidated financial statements.

     In October 1993, the Company purchased a 20,000 square foot building adjacent to its current corporate headquarters in Los Angeles for expansion of its Corporate and facility activities. The purchase price was $1,200,000 and the Company renovated and occupied the building in September 1995.

     In March 1995 the Company acquired at a cost of $4.675 million a 38,000 square foot building with adjacent land of some 15,000 square feet presently used for parking available for additional construction located across from the Cedars-Sinai Comprehensive Cancer Center. The Company expects to renovate the building and use it in connection with its SalickNet and other business operations and to enable it to expand its programs and services and provide new and additional outpatient and ambulatory health care services. If the additional land is built upon it will be used for similar purposes.

ITEM 3.  LEGAL PROCEEDINGS

     In the course of its business, the Company and certain officers and subsidiaries have been named as defendants in lawsuits alleging some form of liability. The Company is insured for these matters in some instances or has indemnified such officers. The Company has defenses to these actions which it intends to vigorously pursue and is unaware of any such pending litigation which is likely to have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

                                               PRINCIPAL OCCUPATION OR
NAME                                 AGE       POSITION HELD WITH COMPANY
----                                 ---       --------------------------

Bernard Salick, M.D.                  56       Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

Leslie F. Bell                        55       Executive Vice President, Chief
                                               Financial Officer, Secretary and
                                               Director

Michael T. Fiore                      41       Executive Vice President-
                                               Chief Operating Officer
                                               and Director

Sheldon S. King                       64       Executive Vice President

Barbara Bromley-Williams              56       Senior Vice President-Professional
                                               Services and Director

Anthony LaMacchia                     41       Senior Vice President-Operations

Blair L. Hundahl                      41       Senior Vice President-Finance

Patricia Wilkinson                    54       Vice President-Dialysis Operations

          Dr. Salick, founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its organization. He also served as President and Chief Operating Officer until May 1, 1985 and reassumed those positions on October 2, 1988. Dr. Salick relinquished the position of Chief Operating Officer in 1993. Dr. Salick was the Medical Director of USHAWL and Century through 1991. Dr. Salick is an Assistant Clinical Professor of Medicine at UCLA and on the medical staff of Cedars-Sinai Medical Center and other hospitals. He is also on the Board of Queens College
(NY), and is a member of the National Advisory Council of the National Kidney Foundation, the American Society of Nephrology and the American Society of Clinical Oncology.

          Mr. Bell has served as Senior Vice President, Secretary and a Director of the Company since its organization in 1983. He became Chief Financial Officer in January 1985. From 1976 through May 1983, Mr. Bell was managing partner in the law firm of Katz, Hoyt, Bell & Siegel and its predecessor firms and served as general counsel to the Company. Mr. Bell became Executive Vice President of the Company in 1990 and is chairman of NATSA, a not-for-profit entity.

          Mr. Fiore joined the Company in May 1986 as Vice President and Director of Operations. Prior to joining the Company, he was employed in various capacities by American Medical International, Inc. ("AMI") for more than six years, where he was a Corporate Vice President. Mr. Fiore, a CPA, was employed by Peat, Marwick, Mitchell & Co. from 1976 to 1978. He received his MBA from the Harvard Business School in 1980. Mr. Fiore became a Senior Vice President of the Company in 1990 and assumed the position of Chief

Operating Officer in 1993. In 1994 Mr. Fiore became Executive Vice President and a Director of the Company.

          Mr. King joined the Company in February 1994 as Executive Vice President. He was President of Cedars-Sinai Medical Center in Los Angeles from May 1989 to February 1994. Prior to that, he had been at Stanford University Medical Center since 1981, and its President since 1986. Mr. King has also served as Director of the University of California Medical Center, San Diego, and Executive Director of the Bronx Municipal Hospital Center in New York. The Company has entered into an agreement with UCLA whereby Mr. King serves through December 1995 as the Director of UCLA Medical Center.

          Ms. Bromley-Williams has served as Vice President-Professional Services and a Director of the Company since its organization. She has been employed as Head Nurse and Director of Professional Services of USHAWL since 1972 and Century and its predecessor since 1977. Ms. Bromley-Williams became a Senior Vice President of the Company in 1990.

          Mr. LaMacchia, a Certified Public Accountant, joined the Company in 1984 as its Director of Strategic Planning and Reimbursement and became a Vice President in 1987. In 1995 Mr. LaMacchia was promoted to Senior Vice President. From 1981 to 1984, he was employed by Cedars-Sinai Medical Center as Assistant Director of Finance specializing in financial feasibility and reimbursement. From 1979 to 1981, Mr. LaMacchia was employed as an auditor by Ernst & Whinney. From 1976 to 1979, he was a field auditor for Blue Cross of Southern California specializing in health care audits.

          Ms. Hundahl, a Certified Public Accountant, has been employed by the Company since 1982 as Corporate Controller except for seven months in 1984 when she was employed by Centurion Savings as Vice President-Finance and Treasurer. Ms. Hundahl became a Vice President in 1987 and a Senior Vice President in 1995. For six years prior to joining the Company, Ms. Hundahl was employed by Arthur Young & Co. and at the time she joined the Company she was an audit manager.

          Mrs. Wilkinson joined the Company and became a Vice President in September 1987, upon the completion of the Company's acquisition of Orange County Dialysis. She currently serves in that capacity managing the Company's five Orange County dialysis centers, and Desert Dialysis (Palm Springs). Prior to the acquisition, Mrs. Wilkinson was employed by Orange County Dialysis, Inc. and, since its inception in 1972, served as its Chief Executive Officer.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                   MATTERS.

     The Company's common stock was traded in the NASDAQ National Market System under the symbol SHCI until the recapitalization resulting from the merger of the Company with an indirect wholly owned subsidiary of Zeneca Limited on April 13, 1995 as described in Note 7 to the Company's consolidated financial statements. Since that date all of the issued and outstanding common stock of the Company has been owned by a wholly owned subsidiary of Zeneca Limited. The high and low closing prices of the common stock during the past two fiscal years through April 13, 1995 by fiscal quarter are set forth on the following table:

                                                  High        Low
                                                 ------      -----
          1st quarter ended November 30, 1993    16 1/2      13

          2nd quarter ended February 29, 1994    17 1/4      14

          3rd quarter ended May 31, 1994         19          15 1/2

          4th quarter ended August 31, 1994      18 1/2      14 1/4

          1st quarter ended November 30, 1994    25 1/8      17 7/8

          2nd quarter ended February 28, 1995    35 1/2      24

          3rd quarter through April 13, 1995     36 1/2      35 1/8

     The Company's callable puttable common stock issued in the recapitalization has traded in the NASDAQ National Market System since April 13, 1995 under the symbol SCHID. The high and low closing prices during the two fiscal quarters since April 13, 1995 are set forth below:

                                                   High      Low
                                                  ------    -----
          3rd quarter, April 13 to May 31, 1995   35 5/8    34 1/4

          4th quarter ended August 31, 1995       37        35

          No shares of Preferred Stock have been issued.

     Based upon security position listings and the Company's belief, it is estimated there were more than 1,200 holders of its callable puttable common stock as of November 15, 1995.

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information regarding the Company's operating results and financial position. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, appearing elsewhere herein.

                                            Years ended August 31,
                                    (In thousands except per share amounts)
                                -----------------------------------------------
                                  1995       1994      1993     1992     1991
                                ---------  --------  --------  -------  -------

Operating revenues, net         $151,308   $131,529  $115,893  $95,056  $73,773
Operating income                $ 17,442   $ 16,679  $ 14,418  $11,686  $ 9,134
Income before income taxes
 and cumulative effect
 of change in accounting
 principle                      $ 11,451   $ 16,882  $ 14,387  $11,252  $ 7,236
Cumulative effect on
 prior years (to August
 31, 1994) of expensing
 pre-operating costs as
 incurred, net of income
 taxes                          $ (3,588)
Net income (Note A)             $    923   $ 10,380  $  8,976  $ 6,920  $ 4,518

Earnings per share (Note A):
 Primary:
  Income before
   cumulative effect of
   change in accounting
   principle                    $   0.44   $   1.19  $   1.05  $  0.94  $  0.80
  Cumulative effect on
   prior years (to
   August 31, 1994) of
   expensing pre-operating
   costs as incurred               (0.35)
                                --------   --------  --------  -------  -------
  Net earnings per share        $   0.09   $   1.19  $   1.05  $  0.94  $  0.80
                                ========   ========  ========  =======  =======

 Fully diluted:
  Income before
   cumulative effect of
   change in accounting
   principle                    $   0.45   $   1.10  $   0.98  $  0.88  $  0.75
  Cumulative effect on
   prior years (to August
   31, 1994) of expensing
   pre-operating costs as
   incurred                        (0.33)
                                --------   --------  --------  -------   -------
  Net earnings per share        $   0.12   $   1.10  $   0.98  $  0.88   $  0.75
                                ========   ========  ========  =======   =======

                                          Years ended August 31,
                                  (In thousands except per share amounts)
                               ------------------------------------------------

                                1995      1994       1993      1992      1991
                              --------  --------   -------   -------   -------
Proforma amounts assuming
 pre-operating costs are
 retroactively expensed
 as incurred:
  Net income                  $  4,511  $  9,382   $ 7,531   $  6,555  $  4,668
  Earnings per common
   share-assuming no
   dilution                   $   0.44  $   1.08   $  0.88   $   0.89  $   0.83
  Earnings per common
   share-assuming full
   dilution                   $   0.45  $   1.00   $  0.84   $   0.84  $   0.77

Note A:   Pre-operating costs of $2,224,000 have been expensed in 1995.  In addition, net income was reduced by $3,588,000 due to the cumulative effect on prior years of the change in accounting principle to expensing pre-operating costs as incurred. In prior years, pre-operating costs were deferred and amortized over a three year period upon commencement of facility operations. This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. The pro forma amounts shown in the five year comparative income statement have been adjusted for the effect of retroactive application of the change.

     In addition, net income in 1995 was adversely affected due to non-recurring merger transaction expenses of $7,685,000 recorded in connection with the Company's Agreement and Plan of Merger with Zeneca.

                                          August 31,
                                        (In thousands)
                        -----------------------------------------------
                            1995      1994      1993      1992     1991
                        --------  --------  --------  --------  -------
Working capital         $ 29,975  $ 67,940  $ 63,503  $ 58,732  $26,719
Total assets            $207,098  $166,082  $146,401  $131,018  $87,819
Long-term debt and
 capitalized leases     $ 11,145  $ 39,548  $ 37,231  $ 33,676  $32,541
Stockholders' equity    $129,428  $102,295  $ 91,431  $ 82,214  $39,262

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED TO 1994

     Operating revenues increased for fiscal 1995 by 15% to $151,308,000 from $131,529,000 for fiscal 1994. Operating income increased by 4.6% to $17,442,000 versus $16,679,000 for the previous year. In the 1995 fiscal year's fourth quarter, operating income decreased 19% over the prior year's fourth quarter, resulting from a charge to operating revenues of $1,500,000, reflecting a change in estimation of the collectibility of certain accounts receivable. Income before income taxes and the cumulative effect of the change in accounting principle (described in Note 1 to the Company's consolidated financial statements), decreased 32.2% to $11,451,000 from $16,882,000 in fiscal 1994 due to merger transaction expenses and costs expensed in the current year which were deferred as pre-operating costs in prior years, as discussed below. Net income decreased 91% to $923,000 from $10,380,000 for the prior fiscal year and was 0.6% as a percentage of net revenues compared to 7.9% in the prior year.
Primary and fully diluted earnings per share were $0.09 and $0.12, respectively, in the current fiscal year, down from $1.19 and $1.10, respectively, in the prior period. Fourth quarter primary and fully diluted earnings per share were $0.24, down from $0.32 and $0.30, respectively, in the prior year quarter. Increases in revenues and operating income resulted from growth in patient volumes and services at the Company's existing facilities, as well as the Company's recently introduced disease state managed care program, SalickNet, the results of which were included for the first time in the first quarter of 1995.

     Net income and earnings per share were adversely affected in both the current fiscal year and fourth quarter due to non-recurring merger transaction expenses of $7,685,000 recorded in fiscal 1995 ($252,000 of which were recorded in the fourth quarter) in connection with the Company's Agreement and Plan of Merger with Zeneca Limited. The merger transaction expenses primarily include legal and accounting fees, travel and other expenses and investment banking fees, a portion of which the Company believes is not payable until the acquisition of the remainder of the Company's callable puttable common stock. Additionally, in the current fiscal year the Company incurred $580,000 in legal, accounting and other fees associated with the proxy and registration statement which were charged directly to paid in capital.

     Net income and earnings per share were also adversely affected by the Company's change in accounting principle from deferral of pre-operating costs to expensing such costs when incurred, as described in Note 1 to the consolidated financial statements. The Company adopted this new method of accounting for pre-operating costs as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. The cumulative effect of the change in accounting principle, $3,588,000 net of income taxes of $2,393,000, as of the beginning of the fiscal year is reported in the income statement. Additionally, pre-operating costs of $2,224,000 before income taxes, which would have been deferred under the previous accounting method, have been expensed in fiscal 1995.

     Without giving effect to the above mentioned additional items in the 1995 fiscal year, operating income, income before income taxes and net income would have been $20,666,000, $22,360,000 and $13,898,000, respectively. Excluding also the effect of 430,000 additional shares issued to Zeneca Limited as a result of the Company's merger, primary and fully diluted earnings per share would have been $1.37 and $1.33, respectively. Without giving effect to the above mentioned items, primary and fully diluted earnings per share would have been $0.36 in the current year fourth quarter.

     The Company had net interest income of $1,223,000 in the current fiscal year as compared to net interest expense of $663,000 in the prior year which is due to conversion of the Company's 7 1/4% debentures in December 1994, capitalization of interest on borrowings for construction projects, and higher interest yields on funds invested in marketable securities. Net investment losses of $104,000 in the current fiscal year versus net investment gains of $219,000 in the prior period result from having realized substantially all portfolio capital gains. The Company expects this trend to continue. While not affecting operating income, this may reduce pre-tax and net income.

     Operating results have been and will continue to be adversely affected by reductions in reimbursement rates mandated by Congress, including those pursuant to the Omnibus Budget Reconciliation Acts (OBRA) of 1990-1993 which impact health care providers for many services provided to Medicare beneficiaries. The principal reductions applicable to the Company are a continuation of the 5.8% reduction in reimbursement of outpatient cost-based programs through federal fiscal year 1998; a continuation of the 10% reduction in hospital outpatient capital reimbursement through federal fiscal year 1998; and a change in the manner of reimbursement for Erythropoietin for dialysis patients, effective January 1, 1991 which was further reduced beginning on January 1, 1994. The Company has implemented strategies, including programs to increase both Medicare and non-Medicare patient volume and the implementation of cost control programs, that have mitigated the effect of these changes. See "Impact of Inflation and Changing Regulation."

     Total expenses relative to operating revenues for fiscal 1995 increased 1.2% before interest income and investment expense, as compared to the prior year. Medical supplies and services expense increased by $6,477,000 during the period, a 2.3% increase as a percentage of revenues, reflecting claims payments resulting from the Company's disease state managed care program, increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Salaries and related costs including additional professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan approved by the stockholders in August 1991, and increases in compensation and payroll taxes, increased $7,075,000 in the period, and decreased 0.7% as a percentage of operating revenues. As compared to the prior year, other administrative expenses for fiscal 1995 increased 0.8% relative to operating revenues, primarily due to the incremental effect of increased operations. Contract and occupancy costs decreased 0.1% during the period, as a percentage of net operating revenues, principally resulting from expansion of operations into managed care. Depreciation and amortization decreased by $303,000 during fiscal 1995 because amortization expense decreased as a result of the Company's change in accounting principle for pre-operating costs discussed above.

     Income taxes were calculated at a 60.6% effective rate in fiscal 1995 versus 38.5% in fiscal 1994 because merger transaction expenses are substantially non-tax deductible. In fiscal 1994, the Company utilized available federal capital loss carrryforwards, lowering the Company's tax rates and increasing cash flow. During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which did not have a material effect on the Company's financial statements.

FISCAL YEAR 1994 COMPARED TO 1993

     Operating revenues increased for fiscal 1994 by 13.5% to $131,529,000 from $115,893,000 for fiscal 1993. Operating income increased by 15.7% to $16,679,000 versus $14,418,000 for the previous year. In the 1994 fiscal year's fourth quarter, operating income increased 24% over the prior year's fourth quarter. Income before taxes for fiscal 1994 increased 17.3% to $16,882,000 from $14,387,000 in fiscal 1993. Net income increased 15.6% to $10,380,000 from $8,976,000 for the prior fiscal year and represented 7.9% and 7.7% respectively, of operating revenues in the corresponding periods. Primary earnings per share increased 13.3% to $1.19 from $1.05 and fully diluted earnings per share increased 12.2% to $1.10 from $0.98 in the respective fiscal periods. Fourth quarter primary earnings per share increased 18.5% to $0.32 from $0.27, and fully diluted earnings per share increased 20% to $0.30 from $0.25. Increases in revenues, operating income, net income and earnings per share resulted from growth in patient volumes and services at the Company's existing facilities. Operations of the Company's tenth cancer center at Westlake Medical Center in Westlake, California were included for the first time in the 1994 second quarter. Although the Company incurred costs in the development of its SalickNet programs and the Company's bone marrow and stem cell transplantation program over the past year and one half, revenues realized from these programs were insignificant in fiscal 1994.

     Net interest expense declined 41.4% due to capitalization of interest on borrowings for construction projects, and higher interest rate yields on funds invested in marketable securities. Net investment income declined $899,000 due to trading transactions resulting from restructuring of the Company's portfolio. The company expects this trend toward lower investment income to continue as substantially all portfolio capital gains have been realized. While not affecting operating income, this may reduce pre-tax and net income.

     Operating results have been and will continue to be adversely affected by reductions in reimbursement rates mandated by Congress, including those pursuant to the Omnibus Budget Reconciliation Acts (OBRA) of 1990-1993 which impact health care providers for many services provided to Medicare beneficiaries. The principal reductions applicable to the Company are a continuation of the 5.8% reduction in reimbursement of outpatient cost-based programs through federal fiscal year 1998; a continuation of the 10% reduction in hospital outpatient capital reimbursement through federal fiscal year 1998; and a change in the manner of reimbursement for Erythropoietin for dialysis patients, effective January 1, 1991 which was further reduced beginning on January 1, 1994. The Company has implemented strategies, including programs to increase both Medicare and non-Medicare patient volume and the implementation of cost control programs, that have mitigated the effect of these changes. See "Impact of Inflation and Changing Regulation."

     Total expenses relative to operating revenues for fiscal 1994 declined 0.2% before interest and investment expense, as compared to the prior year. Medical supplies expense increased by $2,632,000 during the period, a 0.2% increase as a percentage of revenues, reflecting the increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Salaries and related costs including additional professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan approved by the stockholders in August 1991, and increases in compensation and payroll taxes, increased $5,513,000 in the period, and decreased 0.8% as a percentage of operating revenues. As compared to the prior year, other administrative expenses for fiscal 1994 remained the same, relative to operating revenues, primarily due to the incremental effect of increased operations. Contract and occupancy costs increased 0.1% during the period, as a percentage of net operating revenues, principally resulting from establishment of the Company's tenth Comprehensive Cancer Center and expansion of operations into home care and managed care. Depreciation and amortization increased by $1,379,000 during fiscal 1994 due to depreciation of additional clinic equipment placed in service during the past year. Pre-operating and start-up costs, which are capitalized, are being amortized over three years, beginning with the commencement of operations.

     Income taxes were calculated at a 38.5% rate in fiscal 1994 versus 37.6% in fiscal 1993. In fiscal 1993, the Company utilized available federal capital loss carrryforwards, lowering the Company's tax rates and increasing cash flow. The primary cause for the increase in the effective rate for fiscal 1994 was an increase in the federal statutory rate. During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which did not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL COMMITMENTS

     Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1996. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at August 31, 1995 was $29,975,000. The decrease in working capital during the current fiscal year as compared to fiscal 1994 is principally the result of merger and related transaction expenses, the $0.3125 cash distribution per share to the former common stockholders as the result of the merger and substantial completion of two permanent cancer centers. The increase in accounts receivable at August 31, 1995 as compared to August 31, 1994 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers and dialysis facilities.

     The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and bank lines of credit which have been increased from $35,000,000 to $80,000,000. At August 31, 1995, $18,072,000 had been borrowed under the revolving bank line of credit and $10,000,000 had been converted to long-term debt payable over five years. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

     At August 31, 1995, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's
policy to invest its funds in government and investment grade securities.   In
accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has increased the carrying value of its portfolio to fair value of $44,631,000 from cost of $44,587,000. As of August 31, 1995, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade aggregated $5,733,000 at fair value, with cost of $5,825,000. The single largest investment in one company's securities approximated $1,329,000 with fair value of $1,275,000.

     Capital expenditures and the distributions to former common stockholders pursuant to the merger for fiscal year 1996 are presently estimated to be approximately $57,000,000. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

IMPACT OF INFLATION AND CHANGING REGULATION

     The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal or individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including changes in legislation and regulations, those imposed pursuant to the federal and individual state budgets, inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by cost containment and other legislation, competition, third party payor changes or other governmental administrative controls or limitations. Changes in the Medicare and Medicaid system and reimbursement have been proposed by both Republican and Democrat members of Congress. While the company expects changes in reimbursement to occur, this may be limited to extensions of previously implemented reductions scheduled to expire or may include additional changes. The ultimate impact of any such changes on the Company's business cannot be predicted, in part due to budgetary constraints and the rapidly evolving changes in the health care system generally. The Company has developed and/or implemented plans to deal with this situation and notes that in the past as reimbursement reductions or changes have occurred, the Company has previously been able to improve operations by an increased market share and greater efficiency.

     Under federal Medicare law, most hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") based on such factors as primary admitting diagnosis and surgical procedure. Payment to hospitals for the care of a patient covered under the DRG system is generally set at a predetermined amount based on the DRG assigned the patient. The federal government, as well as many states and third party payors, are investigating or have adopted these or other modifications to their reimbursement formula in an effort to contain costs. This type of program provides an incentive for hospitals to plan and deliver their services more efficiently.

     The Omnibus Budget Reconciliation Act of 1990 amended the definition of "inpatient hospital services" to include all services for which payment may be made under the DRG system that are provided by a hospital or an entity wholly-owned or operated by the hospital to a patient during the three days immediately preceding the date of the patient's admission (or one day for hospitals and hospital units excluded from the DRG system under technical changes enacted in October 1994), if such services are diagnostic services (including clinical diagnostic laboratory tests) or are other services related to the admission, as defined by the Secretary of Health and Human Services ("the Secretary"). Such services are not reimbursable separately as hospital outpatient services under Medicare Part B. These provisions have been in effect since 1991. On January 12, 1994, the Secretary issued interim final regulations implementing this provision and on September 1, 1995, the Secretary announced she will revise the regulations to recognize that only the one day immediately preceding the date of the patient's admission would be considered to be not reimbursable separately as hospital outpatient services for hospitals and hospital units excluded from the DRG system.

     In recent years there have been a number of statutory and regulatory changes that affect Medicare reimbursement for services furnished to hospital outpatients. Prior to October 1, 1987, Medicare generally had reimbursed hospital outpatient services on the basis of the reasonable costs (as determined pursuant to regulations) incurred by the hospital. On October 1, 1987, Medicare began reimbursing hospitals for certain surgery services furnished to hospital outpatients on the basis of the lower of reasonable costs or an amount based on a blend of the hospital's reasonable costs and a prospectively set fee schedule amount. On October 1, 1988, this blended payment system was extended to radiology services furnished to hospital outpatient patients; the blended payment system was extended further to certain other diagnostic services on October 1, 1989. In addition, the amount of the blend that is based on the hospital's reasonable costs has decreased; currently, the blend is based 42% on hospital costs for surgery and radiology services, and 50% on hospital costs for other diagnostic services. For surgery services reimbursed under the blend, the fee schedule portion of the blend is based on the amount of payment that ambulatory surgery centers would receive for the procedure. For radiology and diagnostic services reimbursed under the blend, the fee schedule portion of the blend is based on the amount that physicians would receive if the procedure were furnished in a physician's office under the Medicare physician fee schedule.

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

     There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that the Health Care Financing Administration ("HCFA"), which administers Medicare, prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress,and senior HCFA staff have stated that even if Congress enacted such a change in 1995, the new system would not likely be implemented until January 1997, at the earliest. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

     Effective October 1, 1991, Medicare payments for hospital outpatient services made on a reasonable cost basis and the cost portion of outpatient services paid on the basis of a blended amount, were reduced by 5.8%. Under the Omnibus Reconciliation Act of 1993 ("OBRA 1993"), Congress extended this reduction through federal fiscal year 1998. Effective October 1, 1991, Medicare has reimbursed the capital costs allocated to outpatient departments on the basis of 90% of reasonable costs. Under OBRA 1993, Congress extended this 10% reduction in hospital outpatient capital cost reimbursement through federal fiscal year 1998. Also under OBRA 1993, the amount which Medicare reimburses for clinical laboratory services was reduced.

     Effective November 1, 1990, the Medicare fiscal intermediary for the Company's dialysis facilities changed the method of reimbursing medications provided to Medicare dialysis patients from charge-based reimbursement to reimbursement based on reasonable costs. This change has reduced the amount of reimbursement to the Company for such medications and other regulatory changes potentially could further reduce such reimbursement. In addition, effective January 1, 1991, the method of reimbursement for EPO furnished to dialysis patients was changed from its former structure (80% of $40 per treatment dosage for up to 10,000 units and 80% of $70 per treatment dosage of 10,000 or more units) to provide for payment of 80% of $11.00 per 1,000 units. This change in EPO reimbursement has been partially offset by a $1.00 per treatment increase in the composite rate reimbursement for outpatient dialysis services. In addition, pursuant to OBRA 1993, reimbursement for EPO was further reduced beginning January 1, 1994 to 80% of $10.00 per 1,000 units. The Secretary announced on September 1, 1995 that she will not at this time adjust the current composite rate. The overall impact of the EPO reimbursement change has adversely affected the Company's revenues and earnings.

     The effect of these changes may be mitigated by the Company's ability to increase its patient volume both at the same sites and at additional centers, to increase its non-Medicare patient volume and to continue implementation of cost controls and cost reduction strategies. To address these changes, the Company has expanded its program to increase patient volume, and instituted other programs to achieve efficiencies in staffing, purchasing and scheduling.

     Legislation in Florida limits charges for certain healthcare services provided to non-Medicare/Medicaid patients. A substantial portion of this law has been challenged, a portion declared unconstitutional and is being appealed in the federal court system and will not be enforced until after such resolution; however, the limitations on rates respecting radiation therapy services provided at freestanding, not hospital-based facilities, presently remains in effect. As substantially all of the Company's radiation therapy services are hospital-based, the effect of the legislation has not had a material effect on the Company's operations. Florida also has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). One of the Company's radiation facilities in South Florida currently has three physician investors who own less than two percent (2%) in total and who make no referrals to the facility. The Company believes it is in full compliance with the law.

     Florida adopted legislation effective in 1994 which is aimed at health care coverage for presently uninsured residents and encouraging the formation of purchasing alliances for health care services. This legislation is principally aimed at small employer groups. As it is now configured, the Company cannot predict its future effect upon the Company and its operations. However, the Company, as part of its overall strategy is in the process of developing various plans to be offered to employer groups, purchasing alliances, health maintenance organizations, managed care and other payors.

The first of these plans has been successfully marketed in Florida with a major capitated (per member, per month) agreement entered into with Physician's Corporation of America currently covering 120,000 members in South Florida (See "Additional Services" discussion of SalickNet).

     To the extent that legislation or regulations may be enacted in the future which may include outpatient services furnished to Medicare beneficiaries in a prospective payment system, the Company cannot predict whether or to what extent such a change would adversely affect its revenues or earnings. In addition, in 1995 Congress began considering extensive changes to the Medicare and Medicaid programs. Medicare changes under consideration include, among others, (1) a change in the formula used to calculate hospital outpatient reimbursement under the blended payment system which generally would result in reducing reimbursement amounts; (2) an extension of the current 5.8% reduction in hospital outpatient reasonable cost reimbursement through the year 2002; (3) a reduction in reimbursement for hospital outpatient department capital-related costs of 85% of such reasonable costs for federal fiscal years 1996-2002; (4) the introduction of a prospective payment system for home health services, effective October 1996; (5) reductions in payment for clinical laboratory services; (6) the elimination of updates in payments for ambulatory surgical center services from 1996-2002: (7) various other reductions in the amount of payment for physician and hospital services; and (8) the introduction of additional choices of health plans for Medicare beneficiaries in addition to the current fee-for-service and Medicare HMO option. Proposed Medicaid changes include the replacement of the existing federal/state program with block grants to the states and reduced federal oversight over state plans. The enactment of large cuts in the amount of Medicare and Medicaid reimbursement for providers could have an adverse effect on the Company's revenues. At this point in time. however, it is uncertain which, if any, of these or other changes to the Medicare and Medicaid programs will be enacted into law, and the Company is unable to predict how the enactment of any such changes might affect the Company in the future.

     The Company believes that health care regulations will continue to change and, therefore, regularly monitors developments. The Company may modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will be as successful or not be successfully challenged.

     Labor costs represent the largest dollar component of the Company's total expenses and necessary increases in the number of personnel, salaries, hourly rates and insurance costs have resulted in higher dollar amounts of operating expenses. Rental rates are subject to annual adjustments pursuant to escalation clauses in the respective leases. In addition, suppliers have sought to pass along their rising costs to the Company. A significant portion of these higher costs, however, has been offset by the use of new procedures and equipment, changes in staff scheduling, improvement in purchase price negotiations and utilization of supplies, and by increases in treatment and services volume. Changes in reimbursement rates for Medicare patients have a significant impact on the results of operations. The rate of inflation has not had a significant impact on the results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Index to Consolidated Financial Statements
                            and Supplementary Data

                                                                 Page
                                                                Numbers
                                                                -------
Report of Independent Accountants...................             43

Consolidated Statements of Income for each of the
  Three Years in the Period Ended August 31, 1995...             44 - 45

Consolidated Balance Sheets at August 31,
  1995 and 1994.....................................             46 - 47

Consolidated Statements of Cash Flows
  for each of the Three Years in the
  Period Ended August 31, 1995......................             48 - 49

Consolidated Statements of Stockholders'
  Equity for each of the Three Years in the Period
  Ended August 31, 1995.............................             50 - 52

Notes to Consolidated Financial Statements..........             53 - 64

Financial Statement Schedule

  VIII   -   Allowance for Doubtful Accounts........             65


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Salick Health Care, Inc.


          In our opinion, the consolidated financial statements listed in the index appearing on page 42 present fairly, in all material respects, the financial position of Salick Health Care, Inc. and its subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for pre-operating costs in fiscal 1995 and adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1994.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Los Angeles, California
November 16, 1995

                           SALICK HEALTH CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED AUGUST 31,
                                                     ------------------------------------------
                                                         1995           1994           1993
                                                     ------------   ------------   ------------
Revenues:
  Operating revenues, net (Note 1)                   $151,308,000   $131,529,000   $115,893,000
                                                     ------------   ------------   ------------
Expenses:
  Medical supplies and services                        26,598,000     20,121,000     17,489,000
  Salaries and related costs                           61,572,000     54,497,000     48,984,000
  Other administrative expenses                        21,736,000     17,851,000     15,785,000
  Contract and occupancy costs
   (Notes 3 and 4)                                     15,749,000     13,867,000     12,082,000
  Depreciation and amortization
   (Note 1)                                             8,211,000      8,514,000      7,135,000
                                                     ------------   ------------   ------------
  Total expenses                                      133,866,000    114,850,000    101,475,000
                                                     ------------   ------------   ------------
Operating income                                       17,442,000     16,679,000     14,418,000
Merger transaction expenses (Note 7)                   (7,685,000)
Net interest income (expense)
   (Notes 1,4,5 and 6)                                  1,223,000       (663,000)    (1,131,000)
Net investment (losses) gains
   (Note 1)                                              (104,000)       219,000      1,118,000
Minority interest (Note 9)                                575,000        647,000        (18,000)
                                                     ------------   ------------   ------------
Income before income taxes and
  cumulative effect of change in
  accounting principle                                 11,451,000     16,882,000     14,387,000
Provision for income taxes
  (Note 8)                                              6,940,000      6,502,000      5,411,000
                                                     ------------   ------------   ------------
Income before cumulative effect
  of change in accounting
  principle                                             4,511,000     10,380,000      8,976,000
Cumulative effect on prior years
  (to August 31, 1994) of
  expensing pre-operating costs
  as incurred (Note 1)                                 (3,588,000)
                                                     ------------   ------------   ------------
Net income                                           $    923,000   $ 10,380,000   $  8,976,000
                                                     ============   ============   ============

Earnings per share (Note 1)
 Primary:
  Income before cumulative effect
    of change in accounting
    principle                                        $       0.44   $       1.19   $       1.05
  Cumulative effect on prior years
    (to August 31, 1994) of
    expensing pre-operating costs
    as incurred                                             (0.35)
                                                     ------------   ------------   ------------
  Net earnings per share                             $       0.09   $       1.19   $       1.05
                                                     ============   ============   ============

 Fully diluted:
  Income before cumulative effect
    of change in accounting
    principle                                        $       0.45   $       1.10   $       0.98
  Cumulative effect on prior years
    (to August 31, 1994) of
    expensing pre-operating costs
    as incurred                                             (0.33)
                                                     ------------   ------------   ------------
  Net earnings per share                             $       0.12   $       1.10   $       0.98
                                                     ============   ============   ============

                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                                             YEARS ENDED AUGUST 31,
                               -----------------------------------------------
                                     1995              1994           1993
                               ---------------   --------------  -------------
 Weighted average number of
  shares used in computing
  earnings per share:

  Primary                           10,311,000        8,709,000      8,565,000
                               ===============   ==============  =============

  Fully diluted                     10,960,000       10,576,000     10,442,000
                               ===============   ==============  =============

Proforma amounts assuming
  pre-operating costs are
  retroactively expensed
  as incurred:
Net income                     $     4,511,000   $    9,382,000  $   7,531,000
Earnings per share:
  Primary                      $          0.44   $         1.08  $        0.88
  Fully diluted                $          0.45   $         1.00  $        0.84



See accompanying notes to consolidated financial statements.

                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      AUGUST 31,
                                              --------------------------
      ASSETS                                      1995          1994
                                              ------------  ------------
Current assets:
  Cash                                        $    642,000  $  1,692,000
  Marketable securities (Note 1)                44,631,000    45,378,000
  Accounts receivable, less allowance
   for doubtful accounts of $2,885,000 and
   $3,502,000 (Note 1)                          36,248,000    31,772,000
  Inventories (Note 1)                           1,305,000     1,171,000
  Prepaid expenses                               1,677,000     2,252,000
  Other current assets                           1,967,000     2,881,000
  Refundable income taxes (Note 8)               2,545,000
  Deferred income taxes (Note 8)                 5,047,000     2,241,000
                                              ------------  ------------
    Total current assets                        94,062,000    87,387,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $32,841,000 and $25,365,000
 (Notes 1 and 4)                               101,651,000    60,280,000
Pre-operating costs (Note 1)                                   5,250,000
Deposits                                           725,000     3,090,000
Goodwill, net (Notes 1 and 9)                    5,494,000     5,421,000
Other assets                                     5,166,000     4,654,000
                                              ------------  ------------
                                              $207,098,000  $166,082,000
                                              ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank (Notes 5 and 6)       $ 18,072,000  $  3,000,000
  Accounts payable and accrued liabilities
   (Note 2)                                     41,063,000    13,162,000
  Income taxes payable (Note 8)                                  537,000
  Current portion of long-term
   obligations (Notes 4 and 6)                   4,952,000     2,748,000
                                              ------------  ------------
    Total current liabilities                   64,087,000    19,447,000
Deferred income taxes (Note 8)                      67,000     1,545,000
Capitalized lease obligations, less
 current portion (Note 4)                        5,235,000     4,276,000
Long-term debt, less current portion
  (Notes 5 and 6)                                5,910,000    35,272,000
Other liabilities                                2,400,000
Minority interest (Note 9)                         (29,000)    3,247,000
                                              ------------  ------------
   Total liabilities                            77,670,000    63,787,000
                                              ------------  ------------

                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                              AUGUST 31,
                                                     ----------------------------
                                                         1995            1994
                                                     ------------    ------------
Commitments and contingencies (Notes 3 and 4)
Stockholders' equity (Note 7)
Preferred stock, $.001 par value
   5,000,000 shares authorized,
   none issued
  Common stock, $.001 par value, 15,000,000
   and 25,000,000 shares authorized,
   5,657,115 and 8,456,513 shares issued
   and outstanding                                          6,000          8,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,634,082 and no shares
   issued and outstanding                                   5,000
  Additional paid in capital                           79,738,000     54,107,000
  Unearned stock awards                                                   (6,000)
  Unrealized holding gains (losses)                        44,000       (526,000)
  Retained earnings                                    49,635,000     48,712,000
                                                     ------------   ------------
  Total stockholders' equity                          129,428,000    102,295,000
                                                     ------------   ------------
                                                     $207,098,000   $166,082,000
                                                     ============   ============



  See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED AUGUST 31,
                                     -------------------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
Cash flow provided (used)
 by operations:
  Net income                          $    923,000   $ 10,380,000   $  8,976,000
Add items not requiring cash:
  Depreciation and amortization          8,211,000      8,514,000      7,135,000
  Amortization of debt issue
    costs                                   23,000         66,000         66,000
  Vested shares issued under
   management incentive plan                 6,000         49,000        197,000
  Deferred income taxes                 (4,284,000)      (477,000)       236,000
  Minority interest in loss,
   net of distributions                   (711,000)      (666,000)       (28,000)
Cumulative effect on prior
 years (to August 31, 1994) of
 expensing pre-operating costs
 as incurred                             5,981,000
Merger transaction expenses              6,423,000
Changes in assets and liabilities:
  Accounts receivable                   (6,564,000)    (3,318,000)    (1,065,000)
  Inventories                             (134,000)      (238,000)       353,000
  Prepaid expenses                         575,000       (394,000)      (251,000)
  Other current assets                     437,000         26,000       (985,000)
  Pre-operating costs                     (728,000)    (2,644,000)    (2,690,000)
  Deposits and other assets              1,170,000       (667,000)        73,000
  Accounts payable and
   accrued liabilities                   2,692,000        228,000      2,380,000
  Refundable income taxes               (2,545,000)     1,296,000     (1,296,000)
  Income taxes payable                    (537,000)       537,000        (87,000)
                                      ------------   ------------   ------------
Net cash flow provided
 by operations                          10,938,000     12,692,000     13,014,000
                                      ------------   ------------   ------------

Cash flow provided (used) by
 investing activities:
  Proceeds from sales of
   marketable securities                58,049,000     32,338,000     27,763,000
  Investment in marketable
   securities                          (56,732,000)   (34,742,000)   (30,809,000)
  Additions to property
   and equipment                       (32,264,000)   (18,105,000)   (12,202,000)
  Payment for purchase
   of acquisitions                        (231,000)      (248,000)      (226,000)
  Payments received on amounts
   due from minority interest                           3,314,000
                                      ------------   ------------   ------------
Net cash flow used by
 investing activities                  (31,178,000)   (17,443,000)   (15,474,000)
                                      ------------   ------------   ------------

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED AUGUST 31,
                                      ---------------------------------------
                                         1995           1994          1993
                                         ----           ----          ----
Cash flow provided (used)
 by financing activities:
  Exercise of stock options           $ 4,777,000    $  619,000   $    44,000
  Tax effect of stock options
    exercised credited to
    paid in capital                     1,985,000
  Reduction of capitalized
   lease obligations                   (1,017,000)     (711,000)     (716,000)
  Increase (decrease) in
   long-term debt                      (1,857,000)    4,105,000     5,081,000
  Notes payable to bank, net           15,072,000                    (593,000)
  Stock registration costs
   charged to paid in capital            (580,000)
  Accrued interest on
   convertible debentures
   credited to paid in capital            810,000
                                      -----------    ----------   -----------
Net cash flow provided by
 financing activities                  19,190,000     4,013,000     3,816,000
                                      -----------    ----------   -----------

Increase (decrease) in cash           $(1,050,000)   $ (738,000)  $ 1,356,000
Cash, beginning of period               1,692,000     2,430,000     1,074,000
                                      -----------    ----------   -----------
Cash, end of period                   $   642,000    $1,692,000   $ 2,430,000
                                      ===========    ==========   ===========

Schedule of non-cash investing
 and financing activities:
  Conversion of 7.25% convertible
   subordinated debentures due
   January 31, 2001 into
   common stock                       $25,573,000    $  342,000
                                      ===========    ==========
  Capital lease
   obligations incurred for
   property and equipment             $ 2,250,000    $  321,000   $   134,000
                                      ===========    ==========   ===========
  Unrealized holding gains
   (losses)                           $   570,000    $ (526,000)
                                      ===========    ==========
  Accrual for purchase of
   corporate headquarters             $14,650,000
                                      ===========
  Deferred bond issue costs
   charged to paid in capital
   upon conversion of the
   the subordinated debentures        $   400,000
                                      ===========
  Special distribution payable
   to stockholders                    $ 6,534,000
                                      ===========
  Westlake Joint Venture
   settlement credited against
   amounts due from venture
   partner                            $ 2,565,000
                                      ===========

         See accompanying notes to consolidated financial statements.

                                                          SALICK HEALTH CARE, INC.
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           COMMON STOCK (NOTE 7)
                            -----------------------------------------------------------------------------------

                                                              CALLABLE PUTTABLE
                                             COMMON STOCK        COMMON STOCK                           UNREALIZED
                                          -----------------  -------------------
                                                                                ADDITIONAL    UNEARNED   HOLDING
                                              PAR                    PAR          PAID IN       STOCK     GAINS         RETAINED
                               SHARES        VALUE      SHARES      VALUE         CAPITAL       AWARDS  (LOSSES)        EARNINGS
                             ---------     ---------   ---------  ------------  ------------  --------- ----------     -----------
Balance at August 31,
 1992                        8,318,492      $ 8,000               $             $ 52,948,000  $ (98,000)  $            $ 29,356,000
 Shares issued on exer-
  cise of stock options          9,557                                                58,000
 Shares issued under
  management incentive
  plan, less amortiza-
  tion of $109,000              15,023                                               154,000    (45,000)
 Amortization of shares
  issued in prior years
  under management
  incentive plan                                                                                 88,000
 Forfeiture of shares
  issued under manage-
  ment incentive plan           (1,336)                                              (14,000)
 Net income                                                                                                               8,976,000
                            ----------     ---------   ---------  ------------  ------------  ---------   ----------   ------------
Balance at August 31,
 1993                        8,341,736        8,000                               53,146,000    (55,000)                 38,332,000
 Shares issued on exer-
  cise of stock options         91,469                                               630,000
 Conversion of 7.25%
  subordinated deben-
  tures                         24,425                                               342,000
 Amortization of shares
  issued in prior years
  under management
  incentive plan                                                                                 49,000
 Forfeiture of shares
  issued under manage-
  ment incentive plan           (1,117)                                              (11,000)
 Valuation allowance to
  reduce portfolio to
  fair value                                                                                               (526,000)
 Net income                                                                                                              10,380,000
                            ----------     ---------   ---------  ------------  ------------  ---------   ----------   ------------
Balance at August 31,
 1994                        8,456,513       $8,000                              $54,107,000   $ (6,000) $ (526,000)   $ 48,712,000

                                         SALICK HEALTH CARE, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             COMMON STOCK (NOTE 7)
                        --------------------------------------------------------------------------------
                                             CALLABLE PUTTABLE
                          COMMON STOCK          COMMON STOCK
                        ------------------  ------------------
                                                                                         UNREALIZED
                                                                 ADDITIONAL   UNEARNED     HOLDING
                                     PAR                 PAR      PAID IN       STOCK       GAINS     RETAINED
                          SHARES    VALUE      SHARES   VALUE     CAPITAL      AWARDS     (LOSSES)    EARNINGS
                        --------- ---------  --------- -------  ------------- ----------  -------- ------------
Shares issued on
 exercise of stock
 options                  578,354  $ 1,000    406,625  $         $ 4,777,000  $           $        $
Additional shares
 issued upon
 recapitalization          23,000
Tax effect of stock
 options exercised
 credited to paid
 in capital                                                        1,985,000
Conversion of 7.25%
 subordinated deben-
 tures                  1,826,734    2,000                        25,573,000
Accrued interest on
 debentures at
 conversion                                                          810,000
Conversion of common
 stock into callable
 puttable common
 stock at merger       (5,227,486)  (5,000) 5,227,457    5,000
Deferred bond issue
  costs charged to
  paid in capital                                                   (400,000)
 Stock registration
  costs charged to
  paid in capital                                                   (580,000)
 Special distribution
  payable to stock-
  holders                                                         (6,534,000)
 Amortization of
  shares issued in
  prior years under
  management incentive
  plan                                                                          6,000

                                            SALICK HEALTH CARE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             COMMON STOCK (NOTE 7)
                       -------------------------------------------------------------------------
                                              CALLABLE PUTTABLE
                        COMMON STOCK            COMMON STOCK
                       ---------------------  ------------------
                                                                                     UNREALIZED
                                                                ADDITIONAL UNEARNED    HOLDING
                                       PAR               PAR      PAID IN     STOCK     GAINS       RETAINED
                        SHARES        VALUE    SHARES   VALUE     CAPITAL     AWARDS  (LOSSES)      EARNINGS
                       --------      ------   -------- ------  ----------- --------- -----------  ------------
 Valuation allowance to
  increase portfolio to
  fair value                                                                             570,000
 Net income                                                                                            923,000
                       ---------    -------  --------- ------  -----------  --------  ----------   -----------
                       5,657,115    $ 6,000  5,634,082 $5,000  $79,738,000  $    -0-  $   44,000   $49,635,000
                       =========    =======  ========= ======  ===========  ========= ==========   ===========

                            SALICK HEALTH CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items have been eliminated.

OPERATING REVENUES

  Operating revenues are recorded, net of contractual allowances and allowances for doubtful accounts from standard treatment rates, when treatments are rendered to patients. These allowances were $102,439,000, $87,029,000, and $67,084,000 for the years ended August 31, 1995, 1994, and 1993, respectively. A substantial portion of the Company's revenues is dependent on reimbursement programs administered by Medicare and other governmental agencies.

PREPAID HEALTH CARE SERVICES

  The Company receives premiums as compensation for providing defined health care services. The Company either provides cancer treatment services at its own facilities, or pays other providers for cancer treatment services as those services are performed. Premiums collected for health care services are recognized as operating revenues in the period for which the member is entitled to service. Cost of health care is accrued in the period it is provided to the members and patients based in part on estimates, including a provision for incurred but not recorded claims. Claims payments are reported as medical supplies and services in the Company's consolidated statements of income.

MARKETABLE SECURITIES

  The marketable securities portfolio includes brokerage cash funds, equity securities and corporate and government bonds. Marketable securities are stated at their fair value of $44,631,000 and $45,378,000 as of August 31, 1995 and 1994, respectively. Cost of the marketable securities portfolio was $44,587,000 and $45,904,000 at August 31, 1995 and 1994, respectively. Net realized losses of $177,000 and $386,000, and net realized gains of $1,027,000, for the years ended August 31, 1995, 1994 and 1993, respectively, are recorded in net investment gains (losses). The costs of marketable securities sold are determined by the specific identification method.

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115, effective for fiscal years beginning after December 15, 1993, requires that debt and equity securities which are available-for-sale, be recorded at fair value in the financial statements and that unrealized holding gains (losses) be reported as a net amount in a separate component of stockholders' equity until realized. The Company adopted SFAS 115 in the fourth quarter of fiscal 1994, and consequently, reported unrealized holding gains of $44,000 and losses of $526,000 as separate components of stockholders' equity in the Company's balance sheets as of August 31, 1995 and 1994, respectively. Proceeds from sales of available-for-sale securities were $58,049,000 and $32,338,000 for the years ended August 31, 1995 and 1994, respectively.  Gross
realized gains were $281,000 and $606,000 and gross realized losses were $458,000 and $992,000 on these sales.

  Aggregate cost, market value and unrealized holding gains (losses) for the major components of the Company's portfolio, at August 31, 1995, are as follows:

                                                        Unrealized
                                              Market      Holding
                                  Cost        Value      Gain(Loss)
                               -----------  -----------  ----------
Government debt securities
    (due 1995-2025)..........  $37,714,000  $37,581,000  $(133,000)
  Corporate debt securities
    (due 1995-2029)..........    4,551,000    4,548,000     (3,000)
  Equity securities..........    2,094,000    2,274,000    180,000
  Cash.......................      228,000      228,000
                               -----------  -----------  ---------

                               $44,587,000  $44,631,000  $  44,000
                               ===========  ===========  =========

INVENTORIES

  Inventories, which are comprised of medical supplies, are stated at the lower of cost (FIFO) or market.

PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The components of property and equipment and the estimated useful lives by asset category are as follows:


                           Estimated             August 31,
                                        ----------------------------
                          Useful Lives      1995           1994
                          ------------  -------------  -------------

Land....................                $  2,822,000   $    932,000
Buildings...............  20-25 years     38,851,000     21,119,000
Leasehold improvements..   3-25 years     14,296,000     12,668,000
Clinic equipment........   5-15 years     26,536,000     23,200,000
Furniture and fixtures..   5-7  years     13,109,000     11,094,000
Automobiles and trucks..   3-7  years        678,000        610,000
                                        ------------   ------------
                                          96,292,000     69,623,000
Less accumulated
 depreciation and amortization           (32,841,000)   (25,365,000)
                                        ------------   ------------
                                          63,451,000     44,258,000
Construction in progress                  38,200,000     16,022,000
                                        ------------   ------------
                                        $101,651,000   $ 60,280,000
                                        ============   ============

    The above summary of property and equipment includes capitalized leases (Note 4).

    Interest cost is capitalized for construction in progress during the construction period. Interest capitalized during the years ended August 31, 1995, 1994 and 1993 was $1,920,000, $563,000 and $214,000, respectively.

INCOME TAXES

    In 1994 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS 109 requires the use of the liability method for computing deferred income taxes. Under the new standard deferred tax liabilities are recognized for taxable temporary differences and deferred tax

                            SALICK HEALTH CARE, INC.

assets are recognized for deductible temporary differences. A valuation allowance reduces deferred tax assets if it is more likely than not that all, or some portion, will not be realized. The cumulative effect of prior years at the date of adoption was not material to the results of operations or the financial position of the Company. Through August 31, 1993, income taxes were accounted for under Accounting Principles Board Opinion No. 11.

EARNINGS PER SHARE

     Earnings per share, assuming no dilution, is calculated based upon the weighted average number of common and common equivalent shares outstanding during each year. Earnings per share, assuming full dilution, is computed as above and, additionally, assumes conversion of the convertible subordinated debentures into common stock at the beginning of the fiscal periods presented (Note 6).

PRE-OPERATING COSTS

     Pre-operating costs have been expensed for fiscal 1995. In prior years, pre-operating costs had been deferred and amortized over a three year period upon commencement of facility operations. Amortization of these pre-operating costs was $1,036,000 and $371,000 during the years ended August 31, 1994 and 1993, respectively. Unamortized pre-operating costs were $5,250,000 at August 31, 1994. In the fourth quarter, giving effect to the first quarter of fiscal 1995, the Company recorded the cumulative effect of the change from deferral to expensing pre-operating costs as incurred of $3,588,000, net of income taxes of $2,393,000. This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity.

DEBT ISSUE COSTS

     Debt issue costs associated with the issuance of the Company's 7.25% Convertible Subordinated Debentures in 1986 (Note 6) were $1,145,000. These costs, recorded as other assets were deferred and amortized over the fifteen year term of the debentures. On December 29, 1994 the Company called for the redemption on January 20, 1995, of all its outstanding debentures at a redemption price, including accrued interest through January 20, 1995 of $1,049.34 per $1,000 of debentures redeemed. The debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding debentures were converted into common stock. At the time of conversion, remaining debt issue costs were charged to stockholders' equity. Amortization of debt issue costs was $23,000, $66,000 and $66,000 during the years ended August 31, 1995, 1994 and 1993, respectively.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight line basis over a period of forty years. Amortization of goodwill during the years ended August 31, 1995, 1994 and 1993 was $159,000, $151,000, and $146,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these financial

                            SALICK HEALTH CARE, INC.

instruments. The fair value of the convertible subordinated debentures at August 31, 1994 was estimated based on the trading price of the underlying marketable securities to which the debentures could be converted. The fair values of other long-term debt obligations are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying values of other long-term debt obligations approximate fair values.

NOTE 2-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities are comprised of the following:

                                                 August 31,
                                          ------------------------
                                             1995         1994
                                          -----------  -----------
       Accounts payable.................  $ 6,733,000  $ 4,516,000
       Accrued compensation.............    4,485,000    3,107,000
       Corporate headquarters purchase..   14,650,000
       Special distribution to
         stockholders...................    6,534,000
       Merger transaction expenses......    4,023,000
       Other accrued liabilities........    4,638,000    5,539,000
                                          -----------  -----------

                                          $41,063,000  $13,162,000
                                          ===========  ===========


NOTE 3-RELATED PARTY TRANSACTIONS

LEASES

       The Company and its subsidiaries lease corporate office space from its Chairman and Chief Executive Officer and his spouse (the "Lessors") under an operating lease containing operating cost escalation provisions. The lease has a remaining term of approximately 16 years. Additional office space is leased for the Company's operations from an entity owned by the Lessors and an unrelated third party on a month-to-month basis. Aggregate minimum annual rentals for the years ended August 31, 1995, 1994 and 1993 were approximately $1,041,000, $1,008,000, and $969,000, respectively. The Company also leases a dialysis treatment center from the Lessors, as more fully described in Note 4.

       The Company and the Lessors are parties to a lease for the Company's corporate headquarters and related offices and the Lessors, the Company and Zeneca executed an agreement, dated December 22, 1994 pursuant to which the Lessors have elected to sell the corporate headquarters to the Company for an aggregate purchase price of $14,650,000 in cash, which purchase price is approximately $1,160,000 less than the formula purchase price in the lease under which the Lessors had the right under certain circumstances to require the Company to purchase the corporate headquarters.

NOTE 4-LEASES AND COMMITMENTS

       The Company leases from the Lessors (See Note 3) a chronic dialysis treatment center at minimum annual rental of $617,000. The lease has a remaining term of approximately 11 years and is recorded as a capital lease at an imputed interest rate of 13.8%. The Company also leases certain clinic equipment under the terms of capital leases with unrelated third parties.

                            SALICK HEALTH CARE, INC.

Annual future minimum lease payments as of August 31, 1995 are as follows:

       Year Ending                         Operating     Capital
       August 31,                           Leases        Leases
       ------------                       ----------  -----------
       1996............................   $1,745,000  $ 1,581,000
       1997............................    1,030,000    1,534,000
       1998............................      927,000    1,509,000
       1999............................      702,000    1,279,000
       2000............................      620,000      568,000
       Thereafter......................    2,676,000    2,735,000
                                          ----------  -----------

Total minimum lease payments,
 including $2,637,000 under operating
 leases and $4,895,000 under capital
 leases payable to the Company's
 lessors described in Note 3...........   $7,700,000    9,206,000
                                          ==========

Less interest and
 executory costs.......................                 2,949,000
                                                      -----------
Present value of minimum
 lease payments........................                 6,257,000
Less current portion...................                (1,022,000)
                                                      -----------
                                                      $ 5,235,000
                                                      ===========

       Interest rates on capital leases vary from 6% to 9% except as described above. The following is an analysis of capitalized lease assets included in property and equipment:

                            August 31,
                    -------------------------
                        1995          1994
                    -----------   -----------
Buildings.........  $ 2,858,000   $ 2,858,000
Clinic equipment..    6,867,000     4,829,000
                    -----------   -----------
                      9,725,000     7,687,000
Less accumulated
 amortization.....   (3,373,000)   (2,888,000)
                    -----------   -----------
                    $ 6,352,000   $ 4,799,000
                    ===========   ===========

       During the years ended August 31, 1995, 1994 and 1993 rent expense under operating leases totalled $2,427,000, $2,438,000, and $2,469,000, respectively.

       Under the terms of certain agreements that the Company has at various of its Cancer Centers, it has, in total, annual commitments of up to $4,752,000 plus amounts based on center performance. These agreements terminate at various dates through 2027, subject to renewal provisions.

NOTE 5-BANK AGREEMENTS

       The Company has a business loan agreement with a bank, which was renewed during the current fiscal year and is subject to renewal in 1998, for lines of credit of $80,000,000 with interest payable at the bank's prime rate (8.75% at August 31, 1995) unless the Company elects an optional rate of interest. The loan agreement requires a 0.1% fee on the difference between the $80,000,000 loan commitment and the amount the Company actually uses. At August 31, 1995, there was $18,072,000 in outstanding borrowings under the revolving line of credit. During the year ended August 31, 1995 the Company paid $1,227,000 in interest expense relating to the revolving line of credit. Under the prior agreement, the Company

                            SALICK HEALTH CARE, INC.

was eligible at its option to convert up to $10,000,000 of the then $35,000,000 available under the business loan agreement to long-term debt payable monthly upon conversion. In August 1993, the Company converted $5,000,000 of short-term revolving borrowings to long-term debt and, in August 1994, converted another $5,000,000 to long-term debt. The principal portion of each conversion is repayable in sixty monthly installments beginning in the month following conversion. Interest accrues and is paid monthly on the unpaid principal balance of the long-term debt portion at 8.62% and 6.85% per annum on the August 1994 and 1993 conversions, respectively.

NOTE 6-LONG-TERM DEBT

Long-term debt consists of the following:

                                                        August 31,
                                             -------------------------
                                                 1995          1994
                                             -----------   -----------
Term bank loan.............................  $ 7,083,000   $ 9,000,000
Equipment purchase debt....................    2,757,000     2,697,000
7.25% convertible subordinated
 debentures................................                 25,575,000
                                             -----------   -----------
Total long-term debt.......................    9,840,000    37,272,000
Less current portion.......................   (3,930,000)   (2,000,000)
                                             -----------   -----------
                                             $ 5,910,000   $35,272,000
                                             ===========   ===========

       Equipment purchased under agreements from hospitals at which the Company operates Cancer Centers becomes payable in full, upon opening of the permanent Cancer Centers, which are presently expected in fiscal 1996. Interest under one of the agreements accrues at the rate of 7% per annum and is due upon opening of the permanent Cancer Center. Under the other agreement, $5,500 is expensed monthly and is payable until opening of the permanent Cancer Center.

       On December 29, 1994 the Company called for redemption on January 20, 1995 of all its outstanding 7 1/4% Convertible Debentures due 2001 at a redemption price, including accrued interest through January 20, 1995 of $1,049.34 per $1,000 of debenture redeemed. The debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding Debentures were converted into common stock. For the purpose of calculating fully diluted earnings per share for the periods ended August 31, 1995, 1994 and 1993, these debentures were assumed to have been converted into common stock as of the beginning of the respective periods presented.

       During the years ended August 31, 1995, 1994 and 1993, interest payments made on long-term debt totalled $1,452,000, $2,286,000 and $1,879,000, respectively. During the years ended August 31, 1995, 1994 and 1993, interest expense on the lines of credit, capital leases and long-term debt totalled $3,279,000, $3,605,000 and $3,460,000, respectively.

                            SALICK HEALTH CARE, INC.

       Long-term debt maturing during the five years subsequent to August 31, 1995 is as follows:

            Year                                  Amount
            ----                               -----------
            1996........................       $ 3,930,000
            1997........................         2,826,000
            1998........................         2,000,000
            1999........................         1,000,000
            2000........................            83,000
                                               -----------
                                               $ 9,839,000
                                               ===========

NOTE 7-STOCKHOLDERS' EQUITY

     DESCRIPTION OF CAPITAL STOCK

       In August 1991, the state of incorporation of the Company was changed from California to Delaware by virtue of the merger of Salick Health Care, Inc., a California corporation ("Salick California"), into the Company. In connection with the merger, the Company's authorized capital increased from 15,000,000 shares of common stock, no par value, and 1,000,000 shares of preferred stock, no par value, to 25,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value, respectively. Other changes concerning the charter and Bylaws of the Company were also affected by the merger.

       On April 13, 1995 the Company consummated the Agreement and Plan of Merger with an indirect wholly owned subsidiary of Zeneca Limited ("Zeneca"), pursuant to which a wholly owned subsidiary of Zeneca acquired approximately 50% of the equity of the Company on a fully diluted basis. Under the terms of the Agreement, Company stockholders received in exchange for each share of common stock held: $18.875 in cash from Zeneca; one-half share of a new callable puttable common stock issued by the Company and a payment to holders of record at closing from the Company of $0.625, payable in two equal installments at 180 days and 360 days after closing. The callable puttable common stock carries a right on the behalf of stockholders to put (sell) the stock to the Company and an obligation on behalf of Zeneca to fund the purchase, at 2.5 years after closing at a price of $42 per share. The callable puttable common stock also carries a right on behalf of the Company to call (buy) the callable puttable common stock for a period of four years at market price, subject, for the first
2.6 years, to a floor and ceiling per share price. The floor on the call is $42 per share, discounted by 4% per annum compounded if the call is made before 2.5 years, and the ceiling is $50 per share.

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

                            SALICK HEALTH CARE, INC.

       MANAGEMENT INCENTIVE COMPENSATION PLAN

       The Company adopted a Management Incentive Compensation Plan following stockholder approval in August 1991 which provides for payment of cash and/or the award of shares of common stock which may or may not be subject to conditions or restrictions on the participant's right to transfer or sell such shares. This Incentive Plan covers an aggregate of 200,000 shares of common stock which may be granted to certain officers and key employees of the Company. During fiscal year 1993 (as respects prior fiscal year results) 15,023 shares of common stock were issued under this Incentive Plan, none of which are subject to restrictions as of August 31, 1995.

       Unearned stock awards of $6,000 and $55,000 at August 31, 1994 and 1993, respectively, are recorded as a reduction in stockholders' equity.

       STOCK OPTIONS

       The Company has authorized 1,100,000 shares of common stock to be granted as options under its Stock Option Plan. The Company has granted options at fair market values on the dates of the grants. Transactions for fiscal years 1993, 1994 and 1995 are as follows:

                                   Number of               Option Price
                                     Shares                    Range
                                   ----------             ---------------

Balance, August 31, 1992             492,083
           Granted                   227,500              $10.13 - $11.14
           Exercised                  (9,557)             $ 4.50 - $10.50
           Forfeited or expired      (11,433)             $ 5.50 - $10.50
                                    --------
Balance, August 31, 1993             698,593
           Granted                     5,000                       $13.25
           Exercised                 (91,469)             $ 5.50 - $10.50
           Forfeited                 (21,669)             $10.13 - $10.50
                                    --------
Balance, August 31, 1994             590,455
           Exercised                (570,354)             $ 5.50 - $13.25
           Forfeited                  (1,101)                      $10.13
                                    --------
Balance, August 31, 1995              19,000
                                    ========

       The options when granted became exercisable in varying terms of up to thirty-six months from the grant date and expired five years thereafter. In case of termination of employment, options not yet exercisable and those not exercised as provided in the Stock Option Plan are subject to risk of forfeiture. Upon consummation of the Company's merger agreement with Zeneca Limited, holders of unexercised options were eligible to convert their options into options for purchase of the new callable puttable common stock.

       In October 1987, options outstanding under the Company's Stock Option Plan which had been granted at prices ranging from $9.33 to $12.62 per share were canceled and options at an exercise price of $7.00 to $7.70 per share were granted to the persons whose options were canceled. Options granted prior to and during the period of September 1, 1987 through May 31, 1990 at exercise prices ranging from $7.00 to $12.50 per share were canceled and new options issued on June 1, 1990 at exercise prices of $5.50 to $6.05 per share.

       In 1994 the stockholders approved the Company's adoption of a Non-Employee Director Stock Option Plan (the "Director Plan"), pursuant to which up to 100,000

                            SALICK HEALTH CARE, INC.

shares of the Company common stock may be issued upon exercise of options granted thereunder. The Director Plan provides that on the last business day of each April, commencing with April 30, 1993, during the term of the Director Plan, each non-employee Director of the Company will automatically be granted a non-qualified stock option covering 2,000 shares of the common stock of the Company. The Plan was terminated effective April 13, 1995 in connection with the recapitalization.

       The price per share to be paid upon exercise of an option granted under the Director Plan is 100% of the fair market value of a share of common stock on the date of grant of such option. Each option granted under the Director Plan has a five-year term and will be exercisable as to fifty percent of the shares covered thereby on the first anniversary date of the date of grant thereof and as to all of the shares covered thereby from and after the second anniversary date of the date of grant thereof. Options for 6,000 shares in 1993 were granted to three director participants at an exercise price of $10.13 per share. In addition, on April 30, 1994 options for 6,000 shares were granted to three director participants at an exercise price of $15.50 per share. Upon consummation of the Company's merger agreement with Zeneca, holders of unexercised options were eligible to convert their options into options for purchase of the new callable puttable common stock and the Director Plan was terminated. During fiscal 1995, 8,000 options were exercised at an exercise price of $10.13 to $15.50 per share. Four thousand options remain outstanding at August 31, 1995.

NOTE 8-INCOME TAXES

       The components of the provision (benefit) for income taxes are as follows:

                                      Years Ended August 31,
                               ------------------------------------
                                   1995         1994        1993
                               ------------  ----------  ----------
 Current:
     Federal............       $ 6,581,000   $4,436,000  $3,890,000
     State..............         2,308,000    1,589,000   1,285,000
                               -----------   ----------  ----------
                                 8,889,000    6,025,000   5,175,000
                               -----------   ----------  ----------

 Deferred:
     Federal............        (1,227,000)     418,000     130,000
     State..............          (722,000)      59,000     106,000
                               -----------   ----------  ----------
                                (1,949,000)     477,000     236,000
                               -----------   ----------  ----------
                               $ 6,940,000   $6,502,000  $5,411,000
                               ===========   ==========  ==========

     The reconciliation of the provision for income taxes computed at the federal statutory rate to the reported provision for income taxes as above is as follows:

                                      Years Ended August 31,
                               -------------------------------------
                                  1995         1994         1993
                               -----------  -----------  -----------
Provision computed at
 statutory rate..............  $4,008,000   $5,909,000   $4,913,000
State taxes, net of federal
 income tax benefit..........   1,137,000    1,071,000      916,000
Non deductible merger costs     2,489,000
Markup (markdown) of
   investment portfolio......      62,000      (76,000)    (382,000)
Other........................    (756,000)    (402,000)     (36,000)
                               ----------   ----------   ----------
                               $6,940,000   $6,502,000   $5,411,000
                               ==========   ==========   ==========

                            SALICK HEALTH CARE, INC.

  The Company adopted SFAS 109 during the first quarter of fiscal 1994. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method of accounting for income taxes. Under SFAS 109, deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences. A valuation allowance reduces deferred tax assets if it is more likely than not that all, or some portion, will not be realized. There was no material impact from the adoption of SFAS 109.

  The markdown of the investment portfolio represents a capital loss for federal tax purposes. The effect of the markdown is to decrease the effective tax rates for fiscal 1993, 1994 and 1995. At August 31, 1995, the Company had approximately $1,125,000 of capital losses available for carryforward to future years. The capital losses will expire, if not utilized, in the years ending August 31, 1996 through 1999. A 100% valuation allowance has been established to offset the deferred tax benefit associated with the capital loss carryforward.

 The Company's deferred tax assets (liabilities) were comprised of the following:

                                                       August 31,
                                               --------------------------
                                                   1995          1994
                                               ------------  ------------
Deferred tax assets:
 Salary accrual.............................    $  143,000   $   239,000
 State taxes................................       245,000       522,000
 Bad debts..................................     1,243,000     1,480,000
 Capital transactions.......................       506,000       482,000
 Stock options..............................     1,703,000
 Business expansion.........................     1,713,000
                                                ----------   -----------
 Gross deferred tax assets..................     5,553,000     2,723,000
                                                ----------   -----------

Deferred Tax Liabilities:
 Depreciation...............................       (22,000)     (281,000)
 Partnerships...............................       (45,000)      (38,000)
 Business expansion.........................                  (1,226,000)
                                                ----------   -----------
 Gross deferred tax liabilities.............       (67,000)   (1,545,000)
                                                ----------   -----------

 Valuation allowance........................      (506,000)     (482,000)
                                                ----------   -----------
 Net deferred tax assets....................    $4,980,000   $   696,000
                                                ==========   ===========


  During the years ended August 31, 1995, 1994 and 1993, total tax payments were $9,931,000, $5,257,000 and $6,559,000, respectively.

NOTE 9-ACQUISITIONS

  In 1987, the Company purchased the assets and businesses of Orange County Dialysis, Inc. and Mission Dialysis Inc. The acquisition has been accounted for as a purchase. Additional consideration of $195,000, $248,000 and $226,000 has been paid under a contractual formula for the years ended August 31, 1995, 1994 and 1993, respectively.

  In February 1991, the Company purchased for $304,000 a 3.5% limited partnership interest in Magnetic Imaging Associates, a limited partnership located in Alameda County, California which is engaged in the business of providing magnetic resonance imaging services to patients and physicians.

                            SALICK HEALTH CARE, INC.

  Additionally, in March 1991, the Company purchased for $1,152,000 a 40% limited partnership interest in Alta CT Services, a limited partnership located in Alameda County, California, which is engaged in the business of providing CT scan services. The partnership agreement requires, among other provisions, that Alta CT Services construct a CT scan facility at the Alta Bates Cancer Center location.

  In November 1993, the Company purchased for $250,000 a 25% limited partnership interest in Alta Imaging Associates, a limited partnership located in Alameda County, California which is engaged in the business of providing diagnostic imaging services.

  The three investments are accounted for using the equity method. The combined carrying value, recorded in other assets, of the investments at August 31, 1995 and 1994 was $1,604,000 and $1,772,000, respectively.

  On October 8, 1991, the Company acquired an 80% ownership interest in the South Florida Radiation Oncology Center (SFROC)in Miami, Florida for $1,315,000 and assumed management of its operations. The financial results of SFROC, net of the 20% minority interest, have been consolidated with the results of the Company. During fiscal 1995, the Company acquired substantially all of the remaining 20% ownership interest from the previous owners.

                            SALICK HEALTH CARE, INC.

NOTE 10-QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data in thousands (except for per share data) for 1995 and 1994 is as follows:

1995 QUARTER (1) (2)                1ST      2ND      3RD       4TH
                                 -------------------------------------
Operating revenues, net          $36,176   $38,170  $39,017   $37,945
Operating income                   4,075     4,525    5,180     3,662
Net income (loss)                   (950)    2,600   (3,556)    2,829
Earnings (loss) per share:
 Primary                           (0.10)     0.26    (0.32)     0.25
 Fully diluted                     (0.06)     0.25    (0.32)     0.25

As previously reported:
Operating revenues, net           35,965    37,981   38,754
Operating income                   4,606     4,981    5,575
Net income (loss)                  2,960     2,874   (3,319)
Earnings per share:
  Primary                           0.34      0.29    (0.30)
  Fully diluted                     0.31      0.28    (0.30)

1994 QUARTER                        1ST      2ND      3RD       4TH
                                 ------------------------------------
Proforma results assuming
 the new method of accounting
 is applied retroactively:
Operating revenues, net          $29,463   $32,507  $34,436   $35,302
Operating income                   2,916     3,649    4,262     4,244
Net income                         1,925     2,323    2,472     2,662
Earnings per share:
 Primary                            0.22      0.27     0.28      0.30
 Fully diluted                      0.21      0.25     0.26      0.28

As previously reported:
Operating income                   3,658     4,016    4,486     4,519
Net income                         2,392     2,554    2,606     2,828
Earnings per share:
 Primary                            0.28      0.29     0.30      0.32
 Fully diluted                      0.26      0.27     0.28      0.30


(1) Fiscal 1995 quarterly results have been restated for the change in accounting principle from deferral to expensing pre-operating costs as incurred. See Note 1.

(2) Fourth quarter results include a charge to operating revenues of $1.5 million, reflecting a change in management's estimation of the collectibility of certain accounts receivable.

                            SALICK HEALTH CARE, INC.

                            SALICK HEALTH CARE, INC.
                SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                   FOR THE THREE YEARS ENDED AUGUST 31, 1995

           Balance at     Additions       Reductions     Balance
           Beginning      Charged to      Net of         at End
           of Year        Income          Recoveries     of Year
           ----------     -----------     ------------   ----------
1993       $3,958,000     $ 9,603,000     $(10,188,000)  $3,373,000

1994       $3,373,000     $ 9,992,000     $ (9,863,000)  $3,502,000

1995       $3,502,000     $10,521,000     $(11,138,000)  $2,885,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the past three fiscal years there have been no changes in the Company's independent accountants and no disagreements on any matter of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item for Directors is incorporated by reference herein to the Proxy Statement of the Company to be filed pursuant to Regulation 14A.

     The information required by this item for executive officers and significant employees is set forth in Part I of this report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference herein to the Proxy Statement of the Company to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference herein to the Proxy Statement of the Company to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference herein to the Proxy Statement of the Company to be filed pursuant to Regulation 14A.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  (1)  Financial Statements
               --------------------

     The financial statements required pursuant to this Item are listed and have been filed as a part of this Report under Part II, Item 8.

          (2)  Financial Statement Schedules
               -----------------------------

     The financial statement schedule required pursuant to this Item is listed and has been filed as a part of this Report under Part II, Item 8.

     Schedules not listed are omitted because they are inapplicable or because the required information is given in the Consolidated Financial Statements or Notes thereto.

          (3)  Exhibits
               --------


  2 Copy of Agreement and Plan of Merger between Salick Health Care, Inc. and the Company. Incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

 2(a)     Agreement and Plan of Merger, dated as of December 22,
          1994, as amended, by and among the Company, Zeneca
          Limited and Atkemix Thirty-nine Inc. Incorporated by reference to Annex A to the Proxy Statement
          Prospectus of the Company dated March 13, 1995 forming a part of the Company's Registration
          Statement on Form S-4 dated March 13, 1995 -
          No. 33-58057.

  3(a) Certificate of Incorporation of Salick Health Care, Inc. Incorporated by reference to Annex B to the Proxy Statement Prospectus of the Company dated March 13, 1995 forming part of the Company's Registration Statement on Form S-4 dated March 13, 1995 - No. 33-58057.

  3(b) Bylaws of the Company. Incorporated by reference to Annex C to the Proxy Statement Prospectus dated March 13, 1995 forming a part of the Company's Registration Statement on Form S-4 dated March 13, 1995 - No. 33-58057.

  4(a) Business Loan Agreement of the Company with Bank of America NT&SA dated August 1, 1995.

  4(b)    Specimen form of certificate of Callable Puttable
          Common Stock of the Company. Incorporated by reference to Exhibit 4.3 of the Registration
          Statement on Form S-4 of the Company dated
          March 13, 1995 - No. 33-58057.

 10(a) Chronic Dialysis Unit Management Agreement, as amended, with Cedars-Sinai Medical Center dated June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985-No. 2-95552.

 10(a-1)  Fourth Amendment to Chronic Dialysis Unit
          Management Agreement, dated June 1987.
          Incorporated by reference to Exhibit of same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

 10(a-2)  Fifth Amendment to Chronic Dialysis Unit Management
          Agreement, dated October 1990.   Incorporated by
          reference to Exhibit of same number of the Registration
          Statement on Form 8-B of the Company dated August 28,
          1991.

10(b) Acute Dialysis Unit Management Agreement, as amended, with Cedars-Sinai Medical Center dated June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

 10(b-1)  Third Amendment to Acute Dialysis Unit Management
          Agreement, dated October 1990. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

 10(c) Acute Dialysis Unit Service Agreement, as amended, with Temple Hospital dated May 27, 1981. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

 10(e)    Agreement of Company's subsidiary, Comprehensive
          Cancer Centers, Inc., with Cedars-Sinai Medical Center dated December 12, 1984. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 -
          No. 2-95552.

 10(f)    Lease Agreement with Hy-Norm Properties dated June 2,
          1976. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

 10(h)    Lease Agreement with Cedars-Sinai Medical Center dated
          June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

 10(i) Lease Agreement of USHAWL, Inc. with Bernard and Gloria Salick, as amended, dated May l, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(j) Commercial Lease between Bernard and Gloria and the Company dated May 1991, as modified. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

10(j-1) Agreement among Bernard Salick, M.D. and Gloria Salick, individually, Bernard Salick, M.D., as Trustee, the Company and Atkemix Thirty-nine Inc. dated December
          22, 1994 regarding an option to convey or continue to lease commercial real estate to the Company.

*10(k)    Stock Option Plan.  Incorporated by reference to
          Exhibit of same number of the Registration Statement on Form S-l the Company dated March 6, 1985 -
          No. 2-95552.

*10(k-1) First amendment to Stock Option Plan. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1987.

*10(k-2)  Second amendment to Stock Option Plan effective January
          20, 1987. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1990.

*10(k-3)  Third amendment to Stock Option Plan effective November
          1, 1990. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1990.

*10(k-4)  Fourth amendment to Stock Option Plan effective January
          13, 1994. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1994.

*10(l) Second Amended and Restated Employment Agreement, dated as of December 22, 1994, by and between the Company and Bernard Salick, M.D. Incorporated by reference to
          Exhibit 10.3 to the Form 8-K of the Company with date of earliest event reported being April 13, 1995.

*10(l-1) Agreement Not to Compete, dated as of December 22, 1994, between the Company and Bernard Salick, M.D. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company with date of earliest event reported being April 13, 1995.

*10(m)    Employment Agreement with Gerald Rosen, M.D.
          Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended
          August 31, 1990.

*10(n) Second Amended and Restated Employment Agreement, dated as of April 13, 1995, by and between the Company and Leslie F. Bell. Incorporated by reference to Exhibit
          10.5 to the Form 8-K with date of earliest event reported being April 13, 1995.

*10(n-1) Agreement Not to Compete, dated as of April 13, 1995, between the Company and Leslie F. Bell. Incorporated by reference to Exhibit 10.6 to the Form 8-K with date of earliest event reported being April 13, 1995.

 10(s) Letter Agreement dated February 22, 1985 with Cedars-Sinai Medical Center concerning terms of Chronic Unit Management Agreement filed as Exhibit 10(a) and Acute Dialysis Unit Management Agreement filed as Exhibit 10(b). Incorporated by reference to Exhibit 10(t) of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

 10(v) Agreement in Principle between the Company and American Medical International, Inc. Incorporated by reference to Exhibit 10(x) of the Registration statement on Form S-1 of the Company dated January 31, 1986 -
          No. 33-2898.

 10(w) Letter agreement from Cedars-Sinai Medical Center dated as of August 1, 1985 addressed to the Company's subsidiary Comprehensive Cancer Centers, Inc. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

 10(x) Agreement between the Company's subsidiary Comprehensive Cancer Centers, Inc. and Cedars-Sinai Medical Center dated February 26, 1990. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

*10(y)    1988 Employee Qualified Stock Purchase Plan.
          Incorporated by reference to Exhibit "A" to the Proxy
          Statement of the Company dated January 12, 1989.

*10(y-1) First amendment to 1988 Employee Qualified Stock Purchase Plan effective January 2, 1991. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1991.

*10(z) Management Incentive Compensation Plan. Incorporated by reference to Annex C to the Proxy Statement of the Company dated July 29, 1991.

*10(aa) Second Amended and Restated Employment Agreement, dated as of April 13, 1995, by and between the Company and Michael T. Fiore. Incorporated by reference to Exhibit
          10.7 to the Form 8-K with date of earliest event reported being April 13, 1995.

*10(aa-1) Agreement Not to Compete, dated as of April 13, 1995, between the Company and Michael T. Fiore. Incorporated by reference to Exhibit 10.8 to the Form 8-K with date of earliest event reported being April 13, 1995.

 10(bb) Form of Indemnification Agreement. Incorporated by reference to Exhibit "C" to the Proxy Statement of the Company dated December 29, 1987.

 10(cc) Governance Agreement, dated as of December 22, 1994, as by and among the Company, Bernard Salick, M.D. and Zeneca Limited. Incorporated by reference to Exhibit
          10.1 to the Form 8-K of the Company with date of earliest event reported being December 22, 1994.

 10(cc-1) Amendment No. 1 to Governance Agreement, dated as of
          March 7, 1995, by and among the Company, Bernard
          Salick, M.D. and Zeneca Limited. Incorporated by reference to Exhibit 2.5 of the Company's Registration
          Statement on Form 8-A relating to the Company's Callable Puttable Common Stock.

 10(dd)   Employee Agreement with Sheldon S. King.
          Incorporated by reference to Exhibit of the same number of the Form 10-K/A of the Company for the year ended August 31, 1994.

 11       Computation of Net Earnings per Common Share.

 18 Letter from Price Waterhouse LLP regarding change in method of accounting.

 21 List of Subsidiaries. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1994.

 23       Consent of Independent Accountants.

 27       Financial Data Schedules.

* Indicates management contract or compensatory plan or arrangement requires to be filed as an exhibit to this Form 10-K.

               (B)  Reports on Form 8-K.
                    -------------------

No report was filed on Form 8-K by the Company during the quarter ended August 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Salick Health Care, Inc.
                          (Company)


                      By:/s/ Bernard Salick, M.D.
                         ------------------------
                         Bernard Salick, M.D.
                         Chairman of the Board,
                         Chief Executive Officer
                         and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ BERNARD SALICK, M.D.        Chairman of the Board,           11/28/95
------------------------------                                   --------
Bernard Salick, M.D.            Chief Executive Officer and
                                President

/s/ LESLIE F. BELL              Executive Vice President, Chief  11/28/95
------------------------------                                   --------
Leslie F. Bell                  Financial Officer, Secretary
                                and Director

/s/ MICHAEL T. FIORE            Executive Vice President, Chief  11/28/95
------------------------------                                   --------
Michael T. Fiore                Operating Officer and Director

/s/ BARBARA BROMLEY-WILLIAMS    Senior Vice President-           11/28/95
------------------------------                                   --------
Barbara Bromley-Williams        Professional Services and
                                Director

/s/ THOMAS MINTZ, M.D.          Director                         11/28/95
------------------------------                                   --------
Thomas Mintz, M.D.

                                Director
------------------------------                                   --------
Thomas F. W. McKillop

/s/ MICHAEL CARTER, M.D.        Director                         11/28/95
------------------------------                                   --------
Michael Carter, M.D.

                                Director
------------------------------                                   --------
Clifford Richard Guy, M.D.

                                Director
------------------------------                                   --------
John G. Goddard

                                Director
------------------------------                                   --------
Robert Black

/s/ BLAIR L. HUNDAHL            Senior Vice President-Finance    11/28/95
-----------------------------                                    --------
Blair L. Hundahl                (Principal Accounting Officer)

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX

Exhibit
-------

 2     Copy of Agreement and Plan of Merger between Salick
       Health Care, Inc. and the Company. Incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

 2(a)  Agreement and Plan of Merger, dated as of December 22,
       1994, as amended, by and among the Company, Zeneca
       Limited and Atkemix Thirty-nine Inc. Incorporated by reference to Annex A to the Proxy Statement
       Prospectus of the Company dated March 13, 1995 forming a part of the Company's Registration
       Statement on Form S-4 dated March 13, 1995 -
       No. 33-58057.

 3(a)  Certificate of Incorporation of Salick Health Care,
       Inc. Incorporated by reference to Annex B to the Proxy Statement Prospectus of the Company dated
       March 13, 1995 forming part of the Company's
       Registration Statement on Form S-4 dated March 13,
       1995 - No. 33-58057.

 3(b) Bylaws of the Company. Incorporated by reference to Annex C to the Proxy Statement Prospectus dated
       March 13, 1995 forming a part of the Company's
       Registration Statement on Form S-4 dated March 13,
       1995 - No. 33-58057.

 4(a) Business Loan Agreement of the Company with Bank of America NT&SA dated August 1, 1995.

 4(b)  Specimen form of certificate of Callable Puttable
       Common Stock of the Company. Incorporated by reference to Exhibit 4.3 of the Registration
       Statement on Form S-4 of the Company dated
       March 13, 1995 - No. 33-58057.

10(a) Chronic Dialysis Unit Management Agreement, as amended, with Cedars-Sinai Medical Center dated
       June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985-No.
       2-95552.

10(a-1) Fourth Amendment to Chronic Dialysis Unit
       Management Agreement, dated June 1987.
       Incorporated by reference to Exhibit of same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

10(a-2) Fifth Amendment to Chronic Dialysis Unit Management
       Agreement, dated October 1990.   Incorporated by
       reference to Exhibit of same number of the Registration
       Statement on Form 8-B of the Company dated August 28, 1991.

Exhibit
-------

10(b) Acute Dialysis Unit Management Agreement, as amended, with Cedars-Sinai Medical Center dated June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(b-1) Third Amendment to Acute Dialysis Unit Management
       Agreement, dated October 1990. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

10(c) Acute Dialysis Unit Service Agreement, as amended, with Temple Hospital dated May 27, 1981. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(e)  Agreement of Company's subsidiary, Comprehensive
       Cancer Centers, Inc., with Cedars-Sinai Medical Center dated December 12, 1984. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 -
       No. 2-95552.

10(f)  Lease Agreement with Hy-Norm Properties dated June 2,
       1976. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(h)  Lease Agreement with Cedars-Sinai Medical Center dated
       June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(i) Lease Agreement of USHAWL, Inc. with Bernard and Gloria Salick, as amended, dated May l, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(j)  Commercial Lease between Bernard and Gloria and the
       Company dated May 1991, as modified. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

10(j-1) Agreement among Bernard Salick, M.D. and Gloria Salick, individually, Bernard Salick, M.D., as Trustee, the Company and Atkemix Thirty-nine Inc. dated December
       22, 1994 regarding an option to convey or continue to lease commercial real estate to the Company.

Exhibit
-------

*10(k)    Stock Option Plan.  Incorporated by reference to
          Exhibit of same number of the Registration Statement on Form S-l the Company dated March 6, 1985 -
          No. 2-95552.

*10(k-1) First amendment to Stock Option Plan. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1987.

*10(k-2)  Second amendment to Stock Option Plan effective January
          20, 1987. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1990.

*10(k-3)  Third amendment to Stock Option Plan effective November
          1, 1990. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1990.

*10(k-4)  Fourth amendment to Stock Option Plan effective January
          13, 1994. Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended August 31, 1994.

*10(l) Second Amended and Restated Employment Agreement, dated as of December 22, 1994, by and between the Company and Bernard Salick, M.D. Incorporated by reference to
          Exhibit 10.3 to the Form 8-K of the Company with date of earliest event reported being April 13, 1995.

*10(l-1) Agreement Not to Compete, dated as of December 22, 1994, between the Company and Bernard Salick, M.D. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company with date of earliest event reported being April 13, 1995.

*10(m)    Employment Agreement with Gerald Rosen, M.D.
          Incorporated by reference to Exhibit of same number of the Form 10-K of the Company for the year ended
          August 31, 1990.

*10(n) Second Amended and Restated Employment Agreement, dated as of April 13, 1995, by and between the Company and Leslie F. Bell. Incorporated by reference to Exhibit
          10.5 to the Form 8-K with date of earliest event reported being April 13, 1995.

*10(n-1) Agreement Not to Compete, dated as of April 13, 1995, between the Company and Leslie F. Bell. Incorporated by reference to Exhibit 10.6 to the Form 8-K with date of earliest event reported being April 13, 1995.

Exhibit
-------

10(s) Letter Agreement dated February 22, 1985 with Cedars-Sinai Medical Center concerning terms of Chronic Unit Management Agreement filed as Exhibit 10(a) and Acute Dialysis Unit Management Agreement filed as Exhibit 10(b). Incorporated by reference to Exhibit 10(t) of the Registration Statement on Form S-l of the Company dated March 6, 1985 - No. 2-95552.

10(v) Agreement in Principle between the Company and American Medical International, Inc. Incorporated by reference to Exhibit 10(x) of the Registration statement on Form S-1 of the Company dated January 31, 1986 -
          No. 33-2898.

10(w) Letter agreement from Cedars-Sinai Medical Center dated as of August 1, 1985 addressed to the Company's subsidiary Comprehensive Cancer Centers, Inc. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

10(x) Agreement between the Company's subsidiary Comprehensive Cancer Centers, Inc. and Cedars-Sinai Medical Center dated February 26, 1990. Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

*10(y)    1988 Employee Qualified Stock Purchase Plan.
          Incorporated by reference to Exhibit "A" to the Proxy
          Statement of the Company dated January 12, 1989.

*10(y-1) First amendment to 1988 Employee Qualified Stock Purchase Plan effective January 2, 1991. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1991.

*10(z) Management Incentive Compensation Plan. Incorporated by reference to Annex C to the Proxy Statement of the Company dated July 29, 1991.

*10(aa) Second Amended and Restated Employment Agreement, dated as of April 13, 1995, by and between the Company and Michael T. Fiore. Incorporated by reference to Exhibit
          10.7 to the Form 8-K with date of earliest event reported being April 13, 1995.

*10(aa-1) Agreement Not to Compete, dated as of April 13, 1995, between the Company and Michael T. Fiore. Incorporated by reference to Exhibit 10.8 to the Form 8-K with date of earliest event reported being April 13, 1995.

10(bb) Form of Indemnification Agreement. Incorporated by reference to Exhibit "C" to the Proxy Statement of the Company dated December 29, 1987.

Exhibit
-------

10(cc) Governance Agreement, dated as of December 22, 1994, as by and among the Company, Bernard Salick, M.D. and Zeneca Limited. Incorporated by reference to Exhibit
          10.1 to the Form 8-K of the Company with date of earliest event reported being December 22, 1994.

10(cc-1)  Amendment No. 1 to Governance Agreement, dated as of
          March 7, 1995, by and among the Company, Bernard
          Salick, M.D. and Zeneca Limited. Incorporated by reference to Exhibit 2.5 of the Company's Registration
          Statement on Form 8-A relating to the Company's Callable Puttable Common Stock.

10(dd) Employee Agreement with Sheldon S. King. Incorporated by reference to Exhibit of the same number of the Form 10-K/A of the Company for the year ended August 31, 1994.

11        Computation of Net Earnings per Common Share.

18 Letter from Price Waterhouse LLP regarding change in method of accounting.

21 List of Subsidiaries. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1994.

23        Consent of Independent Accountants.

27        Financial Data Schedules.

* Indicates management contract or compensatory plan or arrangement requires to be filed as an exhibit to this Form 10-K.