Form 10-Q
period 1995-11-30
SALICK HEALTH CARE INC
filed 1996-01-16
CIK 762131

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995
                              -----------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------    ----------
Commission file number  0-13879
                       ----------

                           SALICK HEALTH CARE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                     95-4333272
 -------------------------------            ----------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               identification number)

            8201 Beverly Boulevard, Los Angeles, California 90048-4520
      -----------------------------------------------------------------------
         (Address of principal executive offices)           (Zip code)


                                (213) 966-3400
      -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
      -----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO _____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:___________

    5,657,115 shares of common stock, $.001 par value at December 31, 1995
    ----------------------------------------------------------------------
              5,640,082 shares of callable puttable common stock,
    ----------------------------------------------------------------------
                     $.001 par value, at December 31, 1995
    ----------------------------------------------------------------------

                               Page 1 of 20 Pages

                            Exhibit Index on Page 19

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                        November 30,1995                  August 31, 1995
                                              ----------------                  ---------------
                                                 (UNAUDITED)
Current assets:
  Cash                                          $  1,362,000                       $    642,000
  Marketable securities                           45,703,000                         44,631,000
  Accounts receivable, less allowance
   for doubtful accounts of $2,917,000 and
   $2,885,000                                     36,605,000                         36,248,000
  Inventories                                      1,628,000                          1,305,000
  Prepaid expenses                                 1,967,000                          1,677,000
  Other current assets                             2,070,000                          1,967,000
  Refundable income taxes                          2,545,000                          2,545,000
  Deferred income taxes                            4,197,000                          5,047,000
                                                ------------                       ------------
    Total current assets                          96,077,000                         94,062,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $34,759,000 and $32,841,000                  102,592,000                        101,651,000
Deposits                                             705,000                            725,000
Deferred income taxes                                397 000
Goodwill, net                                      5,514,000                          5,494,000
Other assets                                       4,511,000                          5,166,000
                                                ------------                       ------------
                                                $209,796,000                       $207,098,000
                                                ============                       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                         $ 24,332,000                       $ 18,072,000
  Accounts payable and accrued liabilities        34,230,000                         41,063,000
  Income taxes payable                             1,388,000
  Current portion of long-term
   obligations                                     4,950,000                          4,952,000
                                                ------------                       ------------
    Total current liabilities                     64,900,000                         64,087,000
Deferred income taxes                                                                    67,000
Capitalized lease obligations, less
 current portion                                   5,046,000                          5,235,000
Long-term debt, less current portion               5,376,000                          5,910,000
Other liabilities                                  2,000,000                          2,400,000
Minority interest                                    (30,000)                           (29,000)
                                                ------------                       ------------
    Total liabilities                             77,292,000                         77,670,000
                                                ------------                       ------------

                            SALICK HEALTH CARE, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                              November 30,1995                  August 31, 1995
                                              ----------------                  ---------------
                                                 (UNAUDITED)
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   15,000,000 shares authorized,
   5,657,115 shares issued and
   outstanding                                         6,000                              6,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,640,082 and
   5,634,082 shares issued and
   outstanding                                         5,000                              5,000
  Additional paid in capital                      79,810,000                         79,738,000
  Unrealized holding gains                           277,000                             44,000
  Retained earnings                               52,406,000                         49,635,000
                                                ------------                       ------------
   Total stockholders' equity                    132,504,000                        129,428,000
                                                ------------                       ------------
                                                $209,796,000                       $207,098,000
                                                ============                       ============



See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended
                                                  November 30,
                                          ---------------------------
                                              1995           1994
                                          ------------   ------------
Revenues:
  Operating revenues, net                  $37,513,000    $36,176,000

Expenses:
  Medical supplies and services              6,841,000      6,381,000
  Salaries and related costs                15,221,000     14,570,000
  Other administrative expenses              5,473,000      5,407,000
  Contract and occupancy costs               3,984,000      3,703,000
  Depreciation and amortization              2,166,000      2,040,000
                                           -----------    -----------

            Total expenses                  33,685,000     32,101,000
                                           -----------    -----------

Operating income                             3,828,000      4,075,000

Net interest income                            704,000         17,000
Net investment gains (losses)                   86,000        (61,000)
Minority interest                                             325,000
                                           -----------    -----------
Income before income taxes
  and cumulative effect of
  change in accounting principle             4,618,000      4,356,000
Provision for income taxes                   1,847,000      1,718,000
                                           -----------    -----------
Income before cumulative effect
  of change in accounting principle          2,771,000      2,638,000
Cumulative effect on prior years (to
  August 31, 1994) of expensing
  pre-operating costs as incurred,
  net of income taxes                                      (3,588,000)
                                           -----------    -----------

Net income (loss)                          $ 2,771,000    $  (950,000)
                                           ===========    ===========

Earnings per share:
 Primary:
  Income before cumulative effect
   of change in accounting principle       $      0.25    $      0.30
  Cumulative effect on prior years
   (to August 31, 1994) of expensing
   pre-operating costs as incurred                              (0.41)
                                           -----------    -----------
 Net earnings (loss) per share             $      0.25    $     (0.11)
                                           ===========    ===========

 Fully diluted:
 Income before cumulative effect
   of change in accounting principle       $      0.25    $      0.28
  Cumulative effect on prior years
   (to August 31, 1994) of expensing
   pre-operating costs as incurred                              (0.34)
                                           -----------    -----------
  Net earnings (loss) per share            $      0.25    $     (0.06)
                                           ===========    ===========

                                  (UNAUDITED)

                                               Three Months Ended
                                                  November 30,
                                          ---------------------------
                                              1995           1994
                                          ------------   ------------
Weighted average number of
 shares used in computing
 earnings per share:

 Primary                                   11,308,000       8,830,000
                                           ==========    ============

 Fully diluted                             11,308,000      10,650,000
                                           ==========    ============

          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                       November 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flow provided (used) by operations:
Net income (loss)                              $ 2,771,000    $   (950,000)
Add items not requiring cash:
 Depreciation and amortization                   2,166,000       2,040,000
 Amortization of debt issue costs                                   16,000
 Vested shares issued under
  management incentive plan                                          6,000
 Deferred income taxes                                            (117,000)
 Minority interest in net loss,
  net of distributions                              (1,000)       (447,000)
Cumulative effect on prior years (to
 August 31, 1994) of expensing
 pre-operating costs as incurred                                 5,981,000
Changes in assets and liabilities:
 Accounts receivable                              (357,000)     (1,331,000)
 Inventories                                      (323,000)        (74,000)
 Prepaid expenses                                 (290,000)       (670,000)
 Other current assets                             (103,000)        (83,000)
 Deposits and other assets                         618,000        (102,000)
 Accounts payable and accrued liabilities       (7,240,000)       (439,000)
 Income taxes payable                            1,388,000        (357,000)
 Deferred income taxes                             386,000
                                               -----------    ------------

Net cash flow provided (used) by
 operations                                       (985,000)      3,473,000
                                               -----------    ------------

Cash flow provided (used) by
 investing activities:
  Increase in marketable securities               (839,000)       (395,000)
  Additions to property and equipment           (2,940,000)     (6,131,000)
  Payment for purchase of acquisitions             (53,000)       (106,000)
                                               -----------     -----------

Net cash flow used by investing
 activities                                     (3,832,000)     (6,632,000)
                                               -----------     -----------

Cash flow provided (used) by
 financing activities:
  Reduction of capitalized lease
   obligations                                    (282,000)       (178,000)
  Decrease of long-term debt                      (513,000)       (396,000)
  Notes payable to bank                          6,260,000       3,346,000
  Issuance of common stock                          72,000         151,000
                                               -----------     -----------

Net cash flow provided by financing
 activities                                      5,537,000       2,923,000
                                               -----------     -----------

                            SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                    Three Months Ended
                                                       November 30,
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Increase (decrease) in cash                    $  720,000     $ (236,000)

Cash, beginning of period                         642,000      1,692,000
                                               ----------    -----------

Cash, end of period                            $1,362,000    $ 1,456,000
                                               ==========    ===========

Schedule of non-cash investing and
 financing activities:

 Conversion of 7.25% convertible
  subordinated debentures due
  January 31, 2001 into common stock                         $   570,000
                                                             ===========

 Capital lease obligations incurred
  for property and equipment                   $   70,000
                                               ==========

 Unrealized holding gains (losses)             $  233,000    $  (700,000)
                                               ==========    ===========




          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the three month period ended November 30, 1995 are not necessarily indicative of the operating results for the full year.

Note 2 - In fiscal 1995, the Company changed its method of accounting from deferral to expensing pre-operating costs as incurred. In prior years, pre-operating costs had been deferred and amortized over a three year period upon commencement of facility operations. In fiscal 1995 fourth quarter, giving effect to the first quarter, the Company recorded the cumulative effect of the change in accounting principle of $3,588,000, net of income taxes of $2,393,000. In the accompanying financial statements, the fiscal 1995 period has been restated to reflect the current and cumulative effects of the change in accounting principle.

     This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to the method followed by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity.

Note 3 - On December 27, 1995, a Columbia/HCA Healthcare Corporation subsidiary, the owner of one of the Company's Cancer Center affiliated hospitals, Westlake Medical Center, announced that it was closing Westlake Medical Center. Under the terms of the agreement with Columbia/HCA, a subsidiary of the Company has the right to purchase Westlake Medical Center provided it gives notice to Columbia/HCA of its desire to purchase the hospital within forty five (45) days. If such right is exercised, the purchase price of the hospital would be based on the determination of three appraisers taking into account, among others, the fact that the hospital will be limited to the treatment of patients in the areas of cancer, kidney disease, organ transplantation, AIDS and related illnesses. If such right is not exercised, the Columbia/HCA subsidiary is required, at the Company's option, to purchase at fair market value the Company subsidiary's assets located at Westlake Medical Center and those used in the Cancer Center's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST FISCAL QUARTER ENDED NOVEMBER 30, 1995 COMPARED TO FIRST FISCAL QUARTER ENDED NOVEMBER 30, 1994

  Operating revenues increased 3.7% in the first quarter of fiscal 1996 to $37,513,000 from $36,176,000 for fiscal 1995. Operating income was $3,828,000 in the first quarter of fiscal 1996 versus $4,075,000 in fiscal 1995. Operating margins were 10.2% and 11.3% in the three month periods ended November 30, 1995 and 1994, respectively. Income before income taxes and the cumulative effect of the change in accounting principle (described in Note 2 to the Company's consolidated financial statements) increased 6% to $4,618,000 from $4,356,000 in fiscal 1995. Net income increased to $2,771,000 from a loss of $950,000 for the prior fiscal year. First quarter primary and fully diluted earnings per share were $0.25, compared to losses per share of $0.11 and $0.06, respectively, in the prior year quarter. Weighted average shares outstanding used in computing earnings per share increased 28% and 6% over first quarter fiscal 1995 primary and fully diluted weighted average shares outstanding, respectively, due to exercise of approximately 570,000 stock options in connection with the Company's April 13, 1995 merger with a subsidiary of Zeneca Limited and conversion of the Company's subordinated convertible debentures in January 1995. The quarter's results reflect an increase in the volume of managed care and particularly capitated payments for the Company's services and programs and changes, primarily reductions in reimbursement, resulting in an increase in the Company's contractual allowance expense. Revenues and operating income were also affected by expansion of the Company's services and programs, additional costs in connection with the opening and operations of the Company's Alta Bates and Mount Sinai Comprehensive Cancer Centers, the expansion of programs and the addition of key personnel to support the Company's growth strategy. Revenues rose by reason of an increase in patient volumes and services at Company facilities and the Company's disease state managed care program, SalickNet.

  The Company's change in accounting principle from deferring to expensing pre-operating costs when incurred, as described in Note 2 to the consolidated financial statements adversely affected both fiscal 1995 and 1996 the first quarters' operating income, net income and earnings per share. The Company adopted this new method of accounting for pre-operating costs in fiscal 1995 as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to the method followed by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. In addition, the cumulative effect of the change in accounting principle resulted in a non-recurring, non-cash charge of $3,588,000 net of income taxes of $2,393,000, as of the beginning of fiscal year 1995.

  Net interest income increased to $704,000 in the first quarter of fiscal 1996 as compared to $17,000 for the first quarter 1995, which is due principally to decreased interest expense resulting from the conversion of the Company's 7 1/4% debentures which was completed in January 1995. Net investment gains of $86,000 in the current fiscal year versus net investment losses of $61,000 in the prior period result from generally improved stock market performance in the current quarter. In the prior year period, substantially all portfolio capital gains had been realized.

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

  Total expenses relative to operating revenues for the first quarter of fiscal 1996 increased 1.1% before interest income and investment income, as compared to the prior year quarter. Medical supplies and services expense increased by $460,000 during the period, a 0.6% increase as a percentage of operating revenues, reflecting increased claims payments resulting from the Company's disease state managed care program, increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Salaries and related costs including additional professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan approved by the stockholders in August 1991, and increases in compensation and payroll taxes, increased $651,000 in the period, a 0.3% increase as a percentage of operating revenues. As compared to the prior year quarter, other administrative expenses for fiscal 1996 decreased 0.4% relative to operating revenues, primarily due to the incremental effect of increased operations. Contract and occupancy costs increased 0.4% during the period, as a percentage of operating revenues, principally resulting from higher contractual obligations at maturing Cancer Centers. Depreciation and amortization increased by $126,000 during fiscal 1996 due to depreciation of additional clinic equipment placed in service during the quarter.

  Income taxes were calculated at a 40% effective rate in fiscal 1996 versus 39.4% in fiscal 1995.

LIQUIDITY AND CAPITAL COMMITMENTS

  Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1996. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at November 30, 1995 was $31,177,000. The increase in working capital during the current fiscal quarter as compared to fiscal 1995 year end is principally due to income from operations. The increase in accounts receivable at November 30, 1995 as compared to August 31, 1995 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers and dialysis facilities.

  The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and a revolving bank line of credit of $80,000,000. At November 30, 1995, $24,332,000 had been borrowed under the revolving bank line of credit. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

  At November 30, 1995, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's
policy to invest its funds in government and investment grade securities.   In
accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has increased the carrying value of its portfolio to fair value of $45,703,000 from cost of $45,426,000. As of November 30, 1995, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade aggregated $5,691,000 at fair value, with cost of $5,825,000. The single largest investment approximated $1,329,000 with fair value of $1,263,000.

  Capital expenditures and the distributions to former common stockholders pursuant to the merger for the remainder fiscal year 1996 are presently estimated to be approximately $54,000,000. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

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

  Legislation in Florida limits charges for certain health care services provided to non-Medicare/Medicaid patients. A substantial portion of this law has been challenged, a portion declared unconstitutional and is being appealed in the federal court system and will not be enforced until after such resolution; however, the limitations on rates respecting radiation therapy services provided at freestanding, not hospital-based facilities, presently remains in effect. As substantially all of the Company's radiation therapy services are hospital-based, the effect of the legislation has not had a material effect on the Company's operations. Florida also has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). One of the Company's radiation facilities in South Florida currently has three physician investors who own less than two percent (2%) in total and who make no referrals to the facility. The Company believes it is in full compliance with the law.

  Florida adopted legislation effective in 1994 which is aimed at health care coverage for presently uninsured residents and encouraging the formation of purchasing alliances for health care services. This legislation is principally aimed at small employer groups. As it is now configured, the Company cannot predict its future effect upon the Company and its operations. However, the Company, as part of its overall strategy is in the process of developing various plans to be offered to employer groups, purchasing alliances, health maintenance organizations, managed care and other payors. The first of these plans has been successfully marketed in Florida with a major capitated (per member, per month) agreement entered into with Physician's Corporation of America currently covering 120,000 members in South Florida.

  To the extent that legislation or regulations may be enacted in the future which may include outpatient services furnished to Medicare beneficiaries in a prospective payment system, the Company cannot predict whether or to what extent such a change would adversely affect its revenues or earnings. In addition, in 1995 Congress began considering extensive changes to the Medicare and Medicaid programs. Medicare changes under consideration include, among others, (1) a change in the formula used to calculate hospital outpatient reimbursement under the blended payment system which generally would result in reducing reimbursement amounts; (2) an extension of the current 5.8% reduction in hospital outpatient reasonable cost reimbursement through the year 2002; (3) a reduction in reimbursement for hospital outpatient department capital-related costs of 85% of such reasonable costs for federal fiscal years 1996-2002; (4) the introduction of a prospective payment system for home health services, effective October 1996; (5) reductions in payment for clinical laboratory services; (6) the elimination of updates in payments for ambulatory surgical center services from 1996-2002; (7) various other reductions in the amount of payment for physician and hospital services; and (8) the introduction of additional choices of health plans for Medicare beneficiaries in addition to the current fee-for-service and Medicare HMO option. Proposed Medicaid changes include the replacement of the existing federal/state program with block grants to the states and reduced federal oversight over state plans. The enactment of large cuts in the amount of Medicare and Medicaid reimbursement for providers could have an adverse effect on the Company's revenues. At this point in time, however, it is uncertain which, if any, of these or other changes to the Medicare and Medicaid programs will be enacted into law, and the Company is unable to predict how the enactment of any such changes might affect the Company in the future.

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

                            SALICK HEALTH CARE, INC.

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits:

            11 Computation of Net Earnings per Common Share.

            27 Financial Data Schedule.

    (b) Reports on Form 8-K. During the quarter ended November 30, 1995 no reports on Form 8-K were filed.

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



                            Salick Health Care, Inc.
                            ------------------------------------
                            (Registrant)


                            /s/ Bernard Salick, M.D.
                            ------------------------------------
Date: January 15, 1996      Bernard Salick, M.D.
                            Chairman and Chief Executive Officer
                            (Duly Authorized Officer)

                            /s/ Blair L. Hundahl
                            ------------------------------------
Date: January 15, 1996      Blair L. Hundahl
                            Senior Vice President-Finance

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX



    Exhibit
    -------

      11       Computation of Net Earnings per Common Share.

      27       Financial Data Schedule