Form 10-Q
period 1996-02-29
SALICK HEALTH CARE INC
filed 1996-04-15
CIK 762131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996
                               ------------------------------------
                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ---------------------
Commission file number  0-13879
                       -------------------------------------------------------

                           SALICK HEALTH CARE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                 95-4333272
- -------------------------------            --------------------------------
(State or other jurisdiction of            (I.R.S Employer
 incorporation or organization)            identification number)

      8201 Beverly Boulevard, Los Angeles, California  90048-4520
- ---------------------------------------------------------------------
         (Address of principal executive offices)      (Zip code)

                                (213) 966-3400
- ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
- ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO_____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     5,657,115 shares of common stock, $.001 par value at March 31, 1996
- -------------------------------------------------------------------------------

              5,640,082 shares of callable puttable common stock,
- --------------------------------------------------------------------------------

                      $.001 par value, at March 31, 1996
- --------------------------------------------------------------------------------


                            Exhibit Index on Page 21

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                         February 29, 1996   August 31, 1995
                                               ------------------  ----------------
                                                  (UNAUDITED)
Current assets:
  Cash                                              $    378,000      $    642,000
  Marketable securities                               46,580,000        44,631,000
  Accounts receivable, less allowance
   for doubtful accounts of $3,353,000
   and $2,885,000                                     42,253,000        36,248,000
  Inventories                                          1,801,000         1,305,000
  Prepaid expenses                                     2,256,000         1,677,000
  Other current assets                                 2,333,000         1,967,000
  Refundable income taxes                              2,545,000         2,545,000
  Deferred income taxes                                3,326,000         5,047,000
                                                    ------------      ------------
    Total current assets                             101,472,000        94,062,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $36,735,000 and $32,841,000                      105,736,000       101,651,000
Deposits                                                 706,000           725,000
Deferred income taxes                                    862,000
Goodwill, net                                          5,613,000         5,494,000
Other assets                                           5,838,000         5,166,000
                                                    ------------      ------------
                                                    $220,227,000      $207,098,000
                                                    ============      ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                             $ 33,379,000      $ 18,072,000
  Accounts payable and accrued liabilities            35,092,000        41,063,000
  Income taxes payable                                 2,311,000
  Current portion of long-term
   obligations                                         3,169,000         4,952,000
                                                    ------------      ------------
     Total current liabilities                        73,951,000        64,087,000
Deferred income taxes                                                       67,000
Capitalized lease obligations, less
 current portion                                       4,792,000         5,235,000
Long-term debt, less current portion                   4,842,000         5,910,000
Other liabilities                                      2,000,000         2,400,000
Minority interest                                        (30,000)          (29,000)
                                                    ------------      ------------
    Total liabilities                                 85,555,000        77,670,000
                                                    ------------      ------------

                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        February 29, 1996    August 31, 1995
                                        -----------------    ---------------
                                           (UNAUDITED)
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   15,000,000 shares authorized,
   5,657,115 shares issued and
   outstanding                                    6,000               6,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,640,082 and
   5,634,082 shares issued and
   outstanding                                    5,000               5,000
  Additional paid in capital                 79,810,000          79,738,000
  Unrealized holding gains                      229,000              44,000
  Retained earnings                          54,622,000          49,635,000
                                           ------------        ------------
   Total stockholders' equity               134,672,000         129,428,000
                                           ------------        ------------
                                           $220,227,000        $207,098,000
                                           ============        ============



          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended               Six Months Ended
                                           February 29,       February 28,     February 29,   February 28,
                                        ------------------  -----------------  -------------  -------------
                                               1996               1995             1996           1995
                                        ------------------  -----------------  -------------  -------------
Revenues:
 Operating revenues, net                       $39,110,000       $38,170,000    $76,624,000    $74,346,000

Operating expenses:
 Medical supplies and services                   7,459,000         6,601,000     14,300,000     12,982,000
 Salaries and related costs                     16,400,000        15,774,000     31,621,000     30,344,000
 Other administrative expenses                   5,606,000         5,048,000     11,080,000     10,455,000
 Contract and occupancy costs                    4,250,000         4,183,000      8,234,000      7,886,000
 Depreciation and amortization                   2,211,000         2,039,000      4,377,000      4,079,000
                                               -----------       -----------    -----------    -----------

    Total expenses                              35,926,000        33,645,000     69,612,000     65,746,000
                                               -----------       -----------    -----------    -----------

Operating income                                 3,184,000         4,525,000      7,012,000      8,600,000

Merger transaction expenses                                         (526,000)                     (526,000)
Net interest income                                252,000           264,000        956,000        281,000
Net investment gains (losses)                      192,000           (63,000)       277,000       (124,000)
Minority interest                                                    225,000                       550,000
                                               -----------       -----------    -----------    -----------

Income before income taxes
 and cumulative effect of
 change in accounting principle                  3,628,000         4,425,000      8,245,000      8,781,000
Provision for income taxes                       1,411,000         1,825,000      3,258,000      3,543,000
                                               -----------       -----------    -----------    -----------
Income before cumulative
 effect of change in
 accounting principle                            2,217,000         2,600,000      4,987,000      5,238,000
Cumulative effect on prior years (to
 August 31, 1994) of expensing
 pre-operating costs as incurred,
 net of income taxes                                                                            (3,588,000)
                                               -----------       -----------    -----------    -----------

Net income                                     $ 2,217,000       $ 2,600,000    $ 4,987,000    $ 1,650,000
                                               ===========       ===========    ===========    ===========

                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)


                                             Three Months Ended                Six Months Ended
                                       February 29,       February 28,     February 29,  February 28,
                                    ------------------  -----------------  ------------  -------------
                                           1996               1995             1996          1995
                                    ------------------  -----------------  ------------  -------------

Earnings per share:
 Primary:
  Income before cumulative effect
   of change in accounting
   principle                              $       0.20      $       0.26   $       0.44  $       0.56
  Cumulative effect on prior
   years (to August 31, 1994) of
   expensing pre-operating costs
   as incurred                                                                                  (0.38)
                                          ------------      ------------   ------------  ------------
 Net earnings per share                   $       0.20      $       0.26   $       0.44  $       0.18
                                          ============      ============   ============  ============

 Fully diluted:
  Income before cumulative effect
   change in accounting principle         $       0.20      $       0.25   $       0.44  $       0.53
  Cumulative effect on prior years
   (to August 31, 1994) of
   expensing pre-operating costs
   as incurred                                                                                  (0.34)
                                          ------------      ------------   ------------  ------------
 Net earnings per share                   $       0.20      $       0.25   $       0.44  $       0.19
                                          ============      ============   ============  ============

Weighted average number of
 shares used in computing
 earnings per share:

 Primary                                    11,309,000         9,985,000     11,308,000     9,414,000
                                          ============      ============   ============  ============

 Fully diluted                              11,309,000        10,738,000     11,309,000    10,736,000
                                          ============      ============   ============  ============

          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Six Months Ended
                                               February 29,   February 28,
                                               -------------  -------------
                                                   1996           1995
                                               -------------  -------------
Cash flow provided (used) by operations:
Net income                                     $  4,987,000   $  1,650,000
Add items not requiring cash:
  Depreciation and amortization                   4,377,000      4,079,000
  Amortization of debt issue costs                                  23,000
  Deferred income taxes                             792,000       (248,000)
  Minority interest in net loss,
   net of distributions                              (1,000)      (673,000)
 Cumulative effect on prior years (to
   August 31, 1994) of expensing
   pre-operating costs as incurred                               5,981,000
 Changes in assets and liabilities:
   Accounts receivable                           (6,005,000)    (8,049,000)
   Inventories                                     (496,000)      (203,000)
   Prepaid expenses                                (579,000)      (679,000)
   Other current assets                            (366,000)       121,000
   Deposits and other assets                       (807,000)        92,000
   Accounts payable and accrued liabilities      (6,379,000)     1,997,000
   Income taxes payable                           2,311,000     (1,718,000)
                                               ------------   ------------

Net cash flow provided (used) by operations      (2,166,000)     2,373,000
                                               ------------   ------------

Cash flow provided (used) by investing
  activities:
  Increase in marketable securities              (1,764,000)      (921,000)
  Additions to property and equipment            (8,180,000)   (14,428,000)
  Payment for purchase of acquisitions             (168,000)      (150,000)
                                               ------------   ------------

Net cash flow used by investing
  activities                                    (10,112,000)   (15,499,000)
                                               ------------   ------------

Cash flow provided (used) by financing
  activities:
   Reduction of capitalized lease
     obligations                                   (530,000)      (470,000)
   Decrease of long-term debt                    (2,835,000)      (876,000)
   Notes payable to bank                         15,307,000     12,172,000
   Issuance of common stock                          72,000        811,000
                                               ------------   ------------
  Net cash flow provided by
    financing activities                         12,014,000     11,637,000
                                               ------------   ------------


                            SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                               Six Months Ended
                                       February 29,       February 28,
                                       ------------       ------------
                                           1996               1995
                                       ------------       ------------
Decrease in cash                          $(264,000)      $(1,489,000)

Cash, beginning of period                   642,000         1,692,000
                                          ---------       -----------

Cash, end of period                       $ 378,000       $   203,000
                                          =========       ===========

Schedule of non-cash investing and
  financing activities:

Conversion of 7.25% convertible
 subordinated debentures due
 January 31, 2001 into common stock                       $25,575,000
                                                          ===========

Capital lease obligations incurred
  for property and equipment              $  70,000       $ 2,265,000
                                          =========       ===========

Deferred bond issue costs                                 $   400,000
                                                          ===========

Unrealized holding gains (losses)         $ 185,000       $  (100,000)
                                          =========       ===========




          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the three and six month periods ended February 29, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - In fiscal 1995, the Company changed its method of accounting from deferral to expensing pre-operating costs as incurred. In prior years, pre-operating costs had been deferred and amortized over a three year period upon commencement of facility operations. In fiscal 1995 fourth quarter, giving effect to the first quarter, the Company recorded the cumulative effect of the change in accounting principle of $3,588,000, net of income taxes of $2,393,000. In the accompanying financial statements, the fiscal 1995 periods have been restated to reflect the current and cumulative effects of the change in accounting principle.

         This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to the method followed by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity.

Note 3 - On December 27, 1995, a Columbia/HCA Healthcare Corporation subsidiary, the owner of one of the Company's Cancer Center affiliated hospitals, Westlake Medical Center, announced that it was closing Westlake Medical Center. Under the terms of the agreement with Columbia/HCA, a subsidiary of the Company had the right to and gave notice of its intent to purchase Westlake Medical Center with the purchase price of the hospital being determined by three appraisers taking into account, among others, the fact that the hospital is intended to be used for the treatment of patients with cancer, kidney disease, organ transplantation, AIDS and related illnesses. The Company expects the purchase to be consummated during the summer of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND FISCAL QUARTER ENDED FEBRUARY 29, 1996 COMPARED TO SECOND FISCAL QUARTER
- -------------------------------------------------------------------------------
ENDED FEBRUARY 28, 1995
- -----------------------

     Operating revenues increased in the second quarter of fiscal 1996 by 2.5% to $39,110,000 from $38,170,000 in the second quarter of fiscal 1995. Operating income was $3,184,000 or 29.6% below the prior year's second quarter and operating margins were 8.1% and 11.9% in the quarters ended February 29, 1996 and February 28, 1995, respectively. Income before taxes and the cumulative effect of change in accounting principle described below and in the notes to the consolidated financial statements was reduced by 18% to $3,628,000 in the current fiscal quarter from $4,425,000 in fiscal 1995. Net income was $2,217,000, as compared to $2,600,000 in the prior year's second quarter. For the six month periods, operating revenues increased by 3.1% to $76,624,000 from $74,346,000 with operating income of $7,012,000 or 18.5% less than the prior six month period. Income before the cumulative effect of change in accounting principle decreased $251,000 or 4.8% representing 6.5% of operating revenues, down from 7% for the corresponding six month period. Weighted average shares outstanding used in computing earnings per share increased over the second quarter and six month periods in fiscal 1995 due to exercise of stock options in connection with the Company's April 13, 1995 merger with a subsidiary of Zeneca Limited and conversion of the Company's subordinated convertible debentures in January 1995.

     The quarter and six month results reflect an increase in business particularly in the volume of the Company's managed care business which generally has lower reimbursement rates, an increase in the total dollar amounts of payments received for the Company's services and programs under capitated (per member per month) agreements and other changes, primarily consisting of reductions in reimbursement resulting in an increase in the Company's contractual allowance expense. Revenues, operating income and net income were also affected by expansion of the Company's services and programs, additional costs in connection with the opening and operations of permanent facilities at Alta Bates and Mount Sinai Comprehensive Cancer Centers, the results of operations of the Company's recently acquired Walnut Creek, California facility which is affiliated with the Alta Bates Comprehensive Cancer Center, the expansion of programs and the addition of personnel and related costs to support and expand the Company's development, strategic planning, information systems and physician network activities.

     During second quarter fiscal 1996 the Company has acquired The Breast Center in Van Nuys, California, the first free-standing multidisciplinary breast center in the United States and one of the nation's most highly respected medical facilities in the field of breast disease. In addition, the Company entered into an agreement with Pacific Hematology-Oncology Associates (PHOA), a highly respected physician group specializing in oncology in San Francisco. Under the terms of this agreement, PHOA facilities and physicians are a San Francisco affiliate facility for the Alta Bates Comprehensive Cancer Center.

     The Company's change in accounting principle from deferring to expensing pre-operating costs when incurred, as described in Note 2 to the consolidated financial statements adversely affected both fiscal 1995 and 1996 second quarter and six month operating income, net income and earnings per share. The Company adopted this method of accounting for pre-operating costs in fiscal 1995 based on management's belief that this method of accounting better reflects the Company's current methods of operations and as it also conforms to the method followed by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. The cumulative effect of the change in accounting principle resulted in a non-recurring, non-cash charge of $3,588,000 net of income taxes of $2,393,000, as of the beginning of fiscal year 1995.

     Second quarter primary and fully diluted earnings per share decreased to $0.20 from $0.26 and $0.25, respectively. For the six months ended February 29, 1996, earnings per share, on a primary basis, increased to $0.44 from $0.18 and on a fully diluted basis to $0.44 from $0.19 due to the cumulative effect on prior years in the change of accounting method. Net interest income increased to $956,000 from $281,000 in the six month period primarily as the result of the call of the Company's 7-1/4% Convertible Debentures. Net investment income increased over the second quarter and six month 1995 amounts due to capital gains realized in the Company's marketable securities portfolio. No assurances can be made that investment income will continue as it is dependent on a variety of sources which are beyond the Company's control. Fiscal 1995 second quarter net income and earnings per share were adversely affected due to non-recurring transaction expenses of $526,000 in connection with the Company's Agreement and Plan of Merger with Zeneca Limited.

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

     Total operating expenses relative to operating revenues increased 3.7% for the second quarter of fiscal 1996 and 2.4% for the six months of fiscal 1996, before interest and investment expense, as compared to the prior year. Medical supplies and services expense increased by $858,000 and $1,318,000 during the quarter and six month periods, a 1.8% and 1.2% increase, respectively, as a percentage of revenues, primarily the result of activity under the Company's capitated fee program, increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. The addition of professional, corporate, administrative and other personnel necessitated by current and anticipated expansion and growth, primarily in Cancer Center and related operations, and increases in compensation and payroll taxes caused salaries and related costs to increase by $626,000 and $1,277,000 in the three and six month periods in 1996 compared to 1995. As compared to the prior year periods, other administrative expenses for fiscal 1996 increased 1.1% for the quarter and .4% for the six months, as a percent of operating revenues. Contract and occupancy costs decreased .1% in the quarter and increased .1% in the six month period, respectively, as a percentage of net operating revenues, principally resulting from increased contract costs under contractual agreement terms with certain of the Company's affiliated hospitals. Depreciation and amortization increased by $172,000 and $298,000 as compared to the second fiscal quarter and six months of 1995 due to depreciation of additional clinic equipment placed in service during the past year.

     Income taxes were calculated at a 39.5% rate in the fiscal 1996 six month period versus 40.3% in the prior year six month period. The Company expects to utilize available federal capital loss carrryforwards in the current fiscal year, lowering the Company's tax rates and increasing cash flow.

LIQUIDITY AND CAPITAL COMMITMENTS

     Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1996. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at February 29, 1996 was $27,521,000. The decrease in working capital during the current period as compared to fiscal 1995 year end is principally due to increased short term borrowings to finance facilities construction. The increase in accounts receivable at February 29, 1996 as compared to August 31, 1995 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers and dialysis facilities.

     The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and a revolving bank line of credit of $80,000,000. At February 29, 1996, $33,379,000 had been borrowed under the revolving bank line of credit. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

     At February 29, 1996, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade
securities.   In accordance with Statement of Financial Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has increased the carrying value of its portfolio to fair value of $46,580,000 from cost of $46,351,000. As of February 29, 1996, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade aggregated $6,871,000 at fair value, with cost of $6,949,000. The single largest investment approximated $2,425,000 with a cost of $2,431,000.

     Capital expenditures for the remainder of fiscal year 1996 and the April 1996 distribution to former common stockholders pursuant to the merger are presently estimated to be approximately $48,000,000. As to these and other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

IMPACT OF INFLATION AND CHANGING REGULATION

     The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal or individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including changes in legislation and regulations, those imposed pursuant to the federal and individual state budgets, inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by the impact of managed care organizations, cost containment and other legislation, competition, third party payor changes or other governmental administrative controls or limitations. Changes in the Medicare and Medicaid system and reimbursement have been proposed by both Republican and Democrat members of Congress. While the Company expects changes in reimbursement to occur, this may be limited to extensions of previously implemented reductions scheduled to expire or may include additional changes. The ultimate impact of any of the above described and other changes that may occur and their effect on the Company's business cannot be predicted, in part due to budgetary constraints and the rapidly evolving changes in the health care system generally.

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

     There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that the Health Care Financing Administration ("HCFA"), which administers Medicare, prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress,and senior HCFA staff have stated that even if Congress enacted such a change in 1996, the new system would not likely be implemented until January 1997, at the earliest. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

     The effect of these changes may be mitigated by the Company's ability to increase its patient volume both at the same sites and at additional centers, to increase its non-Medicare and other regulated patient volume and to implement other cost controls and cost reduction strategies. To address these changes, the Company has expanded its programs and services in order to increase patient volume, and instituted other programs to achieve efficiencies in staffing, purchasing and scheduling.

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

     The Company believes that the provision of health care will continue to evolve, that rules and regulations will continue to change and, therefore, regularly monitors developments. The Company may modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will be as successful or not be successfully challenged.

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

     (a) On January 18, 1996, the Registrant held its Annual Meeting of Stockholders.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

     (c) At the Annual Meeting, a proposal to consider and approve amendments to the Company's certificate of incorporation to increase the authorized number of Directors from ten to twelve, six of whom would be elected by the holders of the Company's Common Stock and six of whom would be elected by the holders of the Company's Callable Puttable Common Stock was approved by 100% of the outstanding Common Stock (5,657,115 shares) voting separately as a class and by the following vote of the Callable Puttable Common Stock voting separately as a class and voting together with the Common Stock as a single class (there were no broker non-votes):


         Callable Puttable Common Stock:

                  For         Against          Abstained
              -----------     -------          ---------

              15,774,588       3,664              945


         Callable Puttable Common Stock and Common Stock voting together as a class:

                  For         Against        Abstained
              -----------     -------        ---------

               10,736,555      3,664             945

                            SALICK HEALTH CARE, INC.

                                    PART II

                               OTHER INFORMATION

         At the Meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

          Elected by Holders of Callable Puttable Common Stock:

                                                                 Vote
                      Name                            For      Withheld
                      ----                         ----------  --------

                      Bernard Salick, M.D.         21,415,004    21,308
                      Leslie F. Bell               21,415,004    21,308
                      Michael T. Fiore             21,415,004    21,308
                      Barbara Bromley-Williams     21,415,004    21,308
                      Thomas Mintz, M.D.           21,415,004    21,308
                      Patrick W. Jeffries          21,415,004    21,308

          Elected by Holders of Common Stock:

                      Name                            For
                      ----                          ---------
                      Dr. Thomas F. W. McKillop     5,657,115
                      Robert C. Black               5,657,115
                      John G. Goddard               5,657,115
                      Dr. Michael G. Carter         5,657,115
                      Alan I. H. Pink               5,657,115

Item 5.   Other Information

          At the Board of Directors' meeting on January 18, 1996, Allen L. Johnson was elected as a Director of the Company to fill the vacancy on the Board of Directors to be elected by the holders of Common Stock. Since 1986 Mr. Allen has served as President and Chief Executive Officer of the Medical Center of Delaware. Previously, Mr. Allen was President and Chief Executive Officer of St. Vincent Medical Center in Toledo, Ohio. Mr. Allen has also held executive management positions with Farley Health Care Corporation and St. Vincent Corporate Services, Inc. in Toledo, Ohio and with Henry Ford Hospital Services Corporation and Henry Ford Hospital in Detroit, Michigan.

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

        3(b) Certificate of Amendment of Certificate of Incorporation of Salick Health Care, Inc.

       10(a)   Employment Agreement with Patrick W. Jeffries.

       11      Computation of Net Earnings per Common Share.

       27      Financial Data Schedule.

    (b) Reports on Form 8-K. During the quarter ended February 29, 1996 no reports on Form 8-K were filed.

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



                         SALICK HEALTH CARE, INC.
                         ------------------------------------
                         (Registrant)



                         /s/ BERNARD SALICK, M.D.
                         ------------------------------------
Date: April 15, 1996     Bernard Salick, M.D.
                         Chairman and Chief Executive Officer
                         (Duly Authorized Officer)


                         /s/ BLAIR L. HUNDAHL
                         ------------------------------------
Date: April 15, 1996     Blair L. Hundahl
                         Senior Vice President-Finance
                         (Principal Accounting Officer)

                            SALICK HEALTH CARE, INC.

                                 EXHIBIT INDEX



    Exhibit
    -------

       3(b) Certificate of Amendment of Certificate of Incorporation of Salick Health Care, Inc.

      10(a)    Employment Agreement with Patrick W. Jeffries.

      11       Computation of Net Earnings per Common Share.

      27       Financial Data Schedule