Form 10-Q
period 1996-05-31
SALICK HEALTH CARE INC
filed 1996-07-15
CIK 762131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996
                              --------------------------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -------------------------------------
Commission file number  0-13879
                      ----------------------------------------------------------

                           SALICK HEALTH CARE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                            95-4333272
- -------------------------------             ------------------------------------
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
YES  X      NO
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      5,657,115 shares of common stock, $.001 par value at June 30, 1996
- --------------------------------------------------------------------------------

              5,640,082 shares of callable puttable common stock,
- --------------------------------------------------------------------------------
                       $.001 par value at June 30, 1996
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                           SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS


                  ASSETS                          May 31, 1996    August 31, 1995
                                                  -------------   ----------------
                                                   (UNAUDITED)
Current assets:
  Cash                                            $    541,000       $    642,000
  Marketable securities                             43,389,000         44,631,000
  Accounts receivable, less allowance
   for doubtful accounts of $3,582,000
   and $2,885,000                                   46,451,000         36,248,000
  Inventories                                        1,837,000          1,305,000
  Prepaid expenses                                   2,168,000          1,677,000
  Other current assets                               2,575,000          1,967,000
  Refundable income taxes                                               2,545,000
  Deferred income taxes                              2,596,000          5,047,000
                                                  ------------       ------------
    Total current assets                            99,557,000         94,062,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $39,003,000 and $32,841,000                    108,126,000        101,651,000
Deposits                                               714,000            725,000
Deferred income taxes                                  922,000
Goodwill, net                                        5,631,000          5,494,000
Other assets                                         5,886,000          5,166,000
                                                  ------------       ------------
                                                  $220,836,000       $207,098,000
                                                  ============       ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                           $ 34,704,000       $ 18,072,000
  Accounts payable and accrued liabilities          34,316,000         41,063,000
  Income taxes payable                                 482,000
  Current portion of long-term
   obligations                                       3,189,000          4,952,000
                                                  ------------       ------------
      Total current liabilities                     72,691,000         64,087,000
Deferred income taxes                                                      67,000
Capitalized lease obligations, less
 current portion                                     4,541,000          5,235,000
Long-term debt, less current portion                 5,321,000          5,910,000
Other liabilities                                    2,000,000          2,400,000
Minority interest                                      (38,000)           (29,000)
                                                  ------------       ------------
     Total liabilities                              84,515,000         77,670,000
                                                  ------------       ------------

                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                May 31, 1996       August 31, 1995
                                                ------------       ---------------
                                                 (UNAUDITED)
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   15,000,000 shares authorized,
   5,657,115 shares issued and
   outstanding                                         6,000              6,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,640,082 and 5,634,082
   shares issued and outstanding                       5,000              5,000
  Additional paid in capital                      79,810,000         79,738,000
  Unrealized holding (losses) gains                 (600,000)            44,000
  Retained earnings                               57,100,000         49,635,000
                                                ------------       ------------
   Total stockholders' equity                    136,321,000        129,428,000
                                                ------------       ------------
                                                $220,836,000       $207,098,000
                                                ============       ============



         See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Three Months Ended               Nine Months Ended
                                                            May 31,                          May 31,
                                                -------------------------------    ---------------------------
                                                   1996                 1995            1996          1995
                                                   ----                 ----            ----          ----
Revenues:
  Operating revenues, net                       $43,985,000         $39,017,000    $120,609,000   $113,363,000

Operating expenses:
  Medical supplies and services                   9,127,000           6,707,000      23,427,000     19,689,000
  Salaries and related costs                     17,391,000          15,871,000      49,012,000     46,215,000
  Other administrative expenses                   6,435,000           5,140,000      17,515,000     15,595,000
  Contract and occupancy costs                    4,791,000           4,030,000      13,025,000     11,916,000
  Depreciation and amortization                   2,467,000           2,089,000       6,844,000      6,168,000
                                                -----------         -----------    ------------   ------------

     Total operating expenses                    40,211,000          33,837,000     109,823,000     99,583,000
                                                -----------         -----------    ------------   ------------

Operating income                                  3,774,000           5,180,000      10,786,000     13,780,000

Merger transaction expenses                                          (6,907,000)                    (7,433,000)
Net interest income                                  40,000             391,000         996,000        672,000
Net investment gains (losses)                       280,000            (124,000)        557,000       (248,000)
Minority interest                                                        27,000                        577,000
                                                -----------         -----------    ------------   ------------
Income (loss) before income
  taxes and cumulative effect of
  change in accounting principle                  4,094,000          (1,433,000)     12,339,000      7,348,000
Provision for income taxes                        1,616,000           2,123,000       4,874,000      5,666,000
                                                -----------         -----------    ------------   ------------
Income (loss) before cumulative
  effect of change in accounting
  principle                                       2,478,000          (3,556,000)      7,465,000      1,682,000
Cumulative effect on prior years
  (to August 31, 1994) of expensing
  pre-operating costs as incurred,
  net of income taxes                                                                               (3,588,000)
                                                -----------         -----------    ------------   ------------
Net income (loss)                               $ 2,478,000         $(3,556,000)   $  7,465,000   $ (1,906,000)
                                                ===========         ===========    ============   ============

                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                                    May 31,                     May 31,
                                          --------------------------   --------------------------
                                             1996           1995          1996           1995
                                             ----           ----          ----           ----
Earnings (loss) per share:
  Primary:
    Income (loss) before
      cumulative effect
      of change in accounting
      principle                           $      0.22   $     (0.32)   $      0.66   $      0.16
    Cumulative effect on prior
      years (to August 31, 1994) of
      expensing pre-operating costs
      as incurred                                                                          (0.35)
                                          -----------   -----------    -----------   -----------
  Net earnings (loss) per share           $      0.22   $     (0.32)   $      0.66   $     (0.19)
                                          ===========   ===========    ===========   ===========

  Fully diluted:
    Income (loss) before
     cumulative effect
     of change in accounting
     principle                            $      0.22   $     (0.32)   $      0.66   $      0.19
    Cumulative effect on prior years
     (to August 31, 1994) of
     expensing pre-operating costs
     as incurred                                                                           (0.32)
                                          -----------   -----------    -----------   -----------
  Net earnings (loss) per share           $      0.22   $     (0.32)   $      0.66   $     (0.13)
                                          ===========   ===========    ===========   ===========

Weighted average number of
  shares used in computing
  earnings per share:

  Primary                                  11,309,000    11,016,000     11,309,000    10,236,000
                                          ===========   ===========    ===========   ===========

  Fully diluted                            11,310,000    11,016,000     11,309,000    11,107,000
                                          ===========   ===========    ===========   ===========




          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months Ended
                                                         May 31,
                                              ----------------------------------
                                                  1996               1995
                                                  ----               ----
Cash flow provided (used) by operations:
Net income (loss)                             $  7,465,000         $ (1,906,000)
Add items not requiring cash:
 Depreciation and amortization                   6,844,000            6,168,000
 Amortization of debt issue costs                                        23,000
 Deferred income taxes                           1,462,000             (442,000)
 Minority interest in loss,
  net of distributions                              (9,000)            (702,000)
 Merger transaction expense                                           6,185,000
 Cumulative effect on prior years (to
  August 31, 1994) of expensing
  pre-operating costs as incurred                                     5,981,000

Changes in assets and liabilities:
 Accounts receivable                           (10,203,000)          (7,576,000)
 Inventories                                      (532,000)            (151,000)
 Prepaid expenses                                 (491,000)             120,000
 Other current assets                             (608,000)             418,000
 Deposits and other assets                        (986,000)           1,056,000
 Accounts payable                                2,467,000            1,175,000
 Accrued liabilities                            (9,663,000)           1,061,000
 Income taxes payable                              482,000           (2,594,000)
 Refundable income taxes                         2,545,000
                                              ------------         ------------

Net cash flow (used) provided by
 operations                                     (1,227,000)           8,816,000
                                              ------------         ------------

Cash flow provided (used) by
 investing activities:
  Decrease in marketable securities                598,000            2,062,000
  Additions to property and equipment          (12,849,000)         (26,647,000)
  Payment for purchase of acquisitions            (211,000)            (157,000)
                                              ------------         ------------

Net cash flow used by investing
 activities                                    (12,462,000)         (24,742,000)
                                              ------------         ------------

Cash flow provided (used) by
 financing activities:
  Reduction of capitalized lease
   obligations                                    (782,000)            (732,000)
  Decrease of long-term debt                    (2,334,000)          (1,355,000)
  Notes payable to bank                         16,632,000           13,072,000
  Exercise of stock options                         72,000            4,192,000
  Stock registration costs charged
   to paid in capital                                                  (580,000)
                                              ------------         ------------

Net cash flow provided by financing
 activities                                     13,588,000           14,597,000
                                              ------------         ------------



                            SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                Nine Months Ended
                                                     May 31,
                                           ------------------------------
                                             1996                 1995
                                             ----                 ----
Decrease in cash                           $(101,000)         $(1,329,000)

Cash, beginning of period                    642,000            1,692,000
                                           ---------          -----------

Cash, end of period                        $ 541,000          $   363,000
                                           =========          ===========

Schedule of non-cash operations,
 investing and financing activities:

 Conversion of 7.25% convertible
  subordinated debentures due
  January 31, 2001 into common stock                          $25,575,000
                                                              ===========

 Purchase of corporate headquarters                           $14,650,000
                                                              ===========

 Special distribution payable to
  stockholders                                                $ 6,534,000
                                                              ===========


 Capital lease obligations incurred
  for property and equipment               $  70,000          $ 2,250,000
                                           =========          ===========

 Unrealized holding (losses) gains         $(644,000)         $   633,000
                                           =========          ===========

 Deferred bond issue costs charged
  to paid in capital                                          $   400,000
                                                              ===========




          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements. The results of operations for the three and nine month periods ended May 31, 1996 are not necessarily indicative of the operating results for the full year.

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

Note 3 - On December 27, 1995, a Columbia/HCA Healthcare Corporation subsidiary, the owner of one of the Company's Cancer Center affiliated hospitals, Westlake Medical Center, advised the Company that it was closing Westlake Medical Center. Under the terms of its agreement with the Columbia/HCA entity, a subsidiary of the Company had the right to and gave notice of its intent to purchase Westlake Medical Center with the purchase price for the hospital being determined by three appraisers. The agreement had terms required by the Columbia/HCA subsidiary that restrict the Company subsidiary's medical use of the hospital to services for cancer, dialysis (acute and chronic), organ transplantation, and immuno deficient disease treatment. The Company expected the purchase to be consummated during its fourth fiscal quarter of 1996. The Columbia/HCA subsidiary delayed providing documents to transfer title and when provided included terms the Company believes violated the agreement and were unacceptable. As a result the Company has been compelled to commence litigitation to enforce its rights under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD FISCAL QUARTER ENDED MAY 31, 1996 COMPARED TO THIRD FISCAL QUARTER ENDED
- ------------------------------------------------------------------------------
MAY 31, 1995
- ------------

     Operating revenues increased in the third quarter of fiscal 1996 by 12.7% to $43,985,000 from $39,017,000 in the third quarter of fiscal 1995. Operating income was $3,774,000 and $5,180,000 and operating margins were 8.6% and 13.3% in the quarters ended May 31, 1996 and 1995, respectively. Income before taxes and the cumulative effect of change in accounting principle described below and in the notes to the consolidated financial statements was $4,094,000 in the current fiscal quarter compared to a loss of $1,433,000 in fiscal 1995. In last year's third quarter, the Company incurred $6,907,000 of costs associated with its merger with Zeneca, PLC. Net income in the third quarter was $2,478,000, as compared to a loss of $3,556,000 in the prior year's third quarter. For the comparative nine month periods, operating revenues increased by 6.4% to $120,609,000 from $113,363,000 with operating income of $10,786,000 and
$13,780,000 and operating margins of 8.9% and 12.2%. Net income for the nine months ended May 31, 1996 was $7,465,000 compared to a loss of $1,906,000 for the nine months ended May 31, 1995. Weighted average shares outstanding used in computing earnings per share increased over the third quarter and nine month periods in fiscal 1995 due to exercise of stock options in connection with the Company's April 13, 1995 merger with a subsidiary of Zeneca Limited and conversion of the Company's subordinated convertible debentures in January 1995.

     The quarter and nine month results reflect an increase in business, particularly in the volume of the Company's managed care business which generally has lower reimbursement rates. Other changes, primarily consisting of reductions in reimbursement resulted in an increase in the Company's contractual allowance expense. Operating income and net income were also affected by an increase in expenses related to the expansion of the Company's services and programs, additional costs in connection with the opening and operations of permanent facilities at Alta Bates and Mount Sinai Comprehensive Cancer Centers, operations of the Company's recently acquired Walnut Creek, California facility which is affiliated with the Alta Bates Comprehensive Cancer Center, the negotiation and implementation of the Saint Vincent's Medical Center agreement, the expansion of programs and the addition of personnel and related costs to support and expand the Company's development, strategic planning, information systems and physician network activities.

     Net interest income increased to $996,000 from $672,000 in the nine month period primarily as the result of the call of the Company's 7-1/4% Convertible Debentures in January 1995. Net investment income increased over nine month 1995 amounts due to capital gains realized in the Company's marketable securities portfolio. No assurances can be made that investment income will continue as it is dependent on a variety of sources which are beyond the Company's control.

     The Company's change in accounting principle from deferring to expensing pre-operating costs when incurred, as described in Note 2 to the consolidated financial statements, adversely affected both fiscal 1995 and 1996 third quarter and nine month operating income, net income and earnings per share. The Company adopted this method of accounting for pre-operating costs in fiscal 1995 based on management's belief that this method of accounting better reflects the Company's current methods of operations and as it also conforms to the method followed by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. The cumulative effect of the change in accounting principle resulted in a non-recurring, non-cash charge of $3,588,000 net of income taxes of $2,393,000, as of the beginning of fiscal year 1995.

     Third quarter primary and fully diluted earnings per share increased to $0.22 from a loss of $0.32 in the prior year quarter. For the nine months ended May 31, 1996, earnings per share, on a primary basis, increased to $0.66 from a loss of $0.19 and on a fully diluted basis to $0.66 from a loss of $0.13 due to the cumulative effect on prior years of the change in accounting principle. Fiscal 1995 third quarter and nine months net income and earnings per share were adversely affected due to non-recurring transaction expenses of $6,907,000 and $7,443,000, respectively, in connection with the Company's Agreement and Plan of Merger with Zeneca Limited.

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

     Total operating expenses relative to operating revenues increased 4.7% for the third quarter of fiscal 1996 and 3.2% for the nine months of fiscal 1996, before interest and investment expense, as compared to the prior year. Medical supplies and services expense increased by $2,420,000 and $3,738,000 during the quarter and nine month periods, a 3.6% and 2.1% increase, respectively, as a percentage of revenues, because of medical claims expense related to the Company's capitated fee program and increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Despite the addition of professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, payments under the Management Incentive Compensation Plan, and increases in compensation and payroll taxes, salaries and related costs, which increased $1,520,000 and $2,797,000 in the three and nine month periods, actually decreased 1.1% and 0.1%, respectively, as a percentage of operating revenues as the result of greater operating efficiency. As compared to the prior year periods, other administrative expenses for fiscal 1996 increased 1.5% and 0.8% for the quarter and the nine months period, respectively, as a percent of operating revenues. Contract and occupancy costs increased 0.6% and 0.3% during the quarter and the nine month period, respectively, as a percentage of net operating revenues. Depreciation and amortization increased by $378,000 and $676,000 as compared to the third fiscal quarter and nine months of 1995 due to depreciation of additional clinic equipment placed in service during the year.

     Income taxes were calculated at a 39.5% effective rate in the fiscal 1996 nine month period versus 77% in the prior year nine month period due to the non-deductibility of substantially all merger transaction expenses incurred by the Company in the prior year period, as previously described.

LIQUIDITY AND CAPITAL COMMITMENTS

     Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1996. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at May 31, 1996 was $26,866,000. The decrease in working capital during the current period as compared to fiscal 1995 year end is principally due to increased short term borrowings to finance facilities construction. The increase in accounts receivable at May 31, 1996 as compared to August 31, 1995 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers and dialysis facilities.

     The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and a revolving bank line of credit of $80,000,000. At May 31, 1996, $34,704,000 had been borrowed under the revolving bank line of credit. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

     At May 31, 1996, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has decreased the carrying value of its portfolio to fair value of $43,389,000 from cost of $43,989,000 resulting in a $600,000 unrealized holding loss reflected in the balance sheet. As of May 31, 1996, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade aggregated $6,654,000 at fair value, with cost of

$6,763,000. The single largest investment approximated $2,392,000 with a cost of $2,431,000.

     Capital expenditures for the remainder of fiscal year 1996 are presently estimated to be approximately $17,000,000. As to these and other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

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

                            SALICK HEALTH CARE, INC,

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         11  Computation of Net Earnings (Loss) per Common Share.

         27  Financial Data Schedule.

    (b) Reports on Form 8-K. During the quarter ended May 31, 1996 no reports on Form 8-K were filed.

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



                          Salick Health Care, Inc.
                          ------------------------------------
                          (Registrant)



                          /s/ Bernard Salick, M.D.
                          ------------------------------------
Date: July 15, 1996       Bernard Salick, M.D.
                          Chairman of the Board,
                          Chief Executive Officer and President


                          /s/ Blair L. Hundahl
                          ------------------------------------
Date: July 15, 1996       Blair L. Hundahl
                          Senior Vice President-Finance

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX


Exhibit
- -------

  11     Computation of Net Earnings (Loss) per
         Common Share.

  27     Financial Data Schedule.

 EXHIBIT 11 - COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE (UNAUDITED)

                                       Three Months Ended      Nine Months Ended
                                             May 31,                May 31,
                                        1996         1995      1996          1995
                                       ------------------      ------------------
                                      (Amounts in thousands, except per share data)
Primary
  Average shares outstanding            11,297       10,757     11,296       9,886
  Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market price               12          259         13         350
                                       -------      -------    -------     -------
                Total                   11,309       11,016     11,309      10,236
                                       =======      =======    =======     =======


  Net income (loss)                    $ 2,478      $(3,556)   $ 7,465     $(1,906)
                                       =======      =======    =======     =======

  Per share data:
  Net income (loss)                    $  0.22      $ (0.32)   $  0.66     $ (0.19)
                                       =======      =======    =======     =======

Fully diluted
  Average shares outstanding            11,297       10,757     11,296       9,886
  Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market price
   or closing price if higher               13          259         13         371
  Net effect of dilutive
   convertible debentures--
   based on the stated conversion
   price of $14 per share                                                      850
                                       -------      -------    -------     -------
         Total                          11,310       11,016     11,309      11,107
                                       =======      =======    =======     =======

  Net income (loss)                    $ 2,478      $(3,556)   $ 7,465     $(1,906)
  Convertible bond interest,
   net of income tax effect                                                    408
                                       -------      -------    -------     -------
                                       $ 2,478      $(3,556)   $ 7,465     $(1,498)
                                       =======      =======    =======     =======

  Per share data:
  Net income (loss)                    $  0.22      $ (0.32)   $  0.66     $ (0.13)
                                       =======      =======    =======     =======

                                   EXHIBIT 11