Form 10-K
period 1996-08-31
SALICK HEALTH CARE INC
filed 1996-11-29
CIK 762131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)
    /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1996
                          ______________________________________________________
                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________ to______________________________
                         Commission file number 0-13879

                         Salick Health Care, Inc.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)
           Delaware                               95-4333272
________________________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

  8201 Beverly Boulevard, Los Angeles, California  90048-4520
________________________________________________________________________________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (213) 966-3400
                                                  _______________
  Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on
                                    which registered

Not Applicable
________________________________________________________________________________
          Securities registered pursuant to Section 12(g) of the Act:
                         Callable Puttable Common Stock
________________________________________________________________________________
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of Callable Puttable Common Stock held by nonaffiliates of the registrant was $172,656,118 based on the closing price of the Callable Puttable Common Stock on the NASDAQ reporting system on November 15, 1996.

         The number of shares outstanding of the issuer's Common Stock as of November 15, 1996: 5,657,115. The number of shares outstanding of the issuer's Callable Puttable Common Stock as of November 15, 1996: 5,657,082.

                       DOCUMENTS INCORPORATED BY REFERENCE


Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement of the Registrant to be filed by December 29, 1996 pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders. Except for the information incorporated herein by reference, said Proxy Statement shall not be deemed "filed" as part of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Salick Health Care, Inc. ("Salick" or the "Company") provides disease-specific health care services, administrative services, facilities and risk-based and other products and programs to health care providers and payors, principally in the areas of the diagnosis and treatment of cancer and the treatment of kidney failure, primarily through its operating subsidiaries, Comprehensive Cancer Centers, Inc., USHAWL, Inc., Century Dialysis Corporation, INFUSX, Inc. and SalickNet, Inc. The Company's strategy is to expand its services throughout the United States, and to utilize the Company's expertise and experience in providing and managing the provision of disease specific outpatient services to its historic operations and to expand into additional and new settings (inpatient, alternate site and home), into areas of diagnosis and treatment of other complex illnesses and diseases requiring sophisticated, long-term care and in providing unique disease state programs to payors and managed care entities.

         The diagnosis and treatment of cancer and the treatment of kidney failure represent significant and growing markets. The American Cancer Society estimates that 33% of Americans now living will eventually be diagnosed with cancer. The National Cancer Institute estimates that the annual overall direct and indirect costs of cancer are in excess of $104 billion. Published reports indicate that the market for dialysis services is currently in excess of $4 billion annually. The Company's facilities, and its ability to provide a full range of services to cancer and kidney disease patients in any setting, e.g., outpatient, alternate site, home, etc., are designed to meet the growing demand for cancer, kidney, organ transplant, immuno-deficient and other complex disease medical treatment in a quality, cost effective manner, consistent with the increasing focus on cost containment in the health care sector.

         The Company is a leader in the design, development and operation of primarily outpatient facilities for the screening, diagnosis and treatment of cancer. The Company believes that its experience and expertise in delivering and managing the delivery of such outpatient medical services, and the ability of its facilities to provide cost effective, quality and convenient care, provides significant advantages to cancer patients over outpatient services offered at physicians' offices, other acute care hospitals or other clinical settings. Traditionally, many of the cancer diagnostic and treatment services provided by Salick facilities on an outpatient basis have been principally available through more costly hospital admissions. The Company's Cancer Centers provide sophisticated, cost effective health care services, emphasizing quality of care and patient convenience.

         At August 31, 1996, the Company through its subsidiaries operated ten outpatient comprehensive diagnostic and treatment cancer centers in affiliation with medical schools, teaching hospitals and private and community hospitals. The centers are located at Cedars-Sinai Medical Center in Los Angeles, California, Mount Sinai Medical Center in Miami Beach, Florida, Parkway Regional Medical Center and Columbia Kendall Regional Medical Center in the Miami, Florida area, Temple University Medical Center in Philadelphia, Pennsylvania, Columbia JFK Medical Center in Palm Beach County, Florida, Desert Hospital in Palm Springs, California, Alta Bates Medical Center in Berkeley, California, the University of Kansas Medical Center in Kansas City, Kansas and as part of the SHC Specialty Hospital in Westlake, California, formerly the Westlake Medical Center. On July 25, 1996 the Company purchased the former Westlake Medical Center at which this Cancer Center is located. In April 1996 one of the

Company's subsidiaries entered into an agreement with Saint Vincents Hospital and Medical Center to establish both a comprehensive cancer center under Saint Vincents operating certificate and a managed care affiliate network in the greater New York Metropolitan Area. This Cancer Center began providing services in November 1996. These eleven centers are collectively referred to herein as the "Cancer Centers".

         Salick is also one of Southern California's leading providers of specialized facilities and services for the treatment of patients suffering from kidney failure. Dialysis treatments provided by the Company generally utilize artificial kidney machines that remove certain toxic substances from the blood and return the cleansed blood to the patient. Salick currently operates or manages ten outpatient (chronic) facilities, provides inpatient (acute) dialysis services at more than twenty Southern California hospitals and provides dialysis services to patients in their homes.

         Having the ability to provide services in all settings is, in the areas of cancer and dialysis, a unique feature attractive to payors and provides a continuum of care for patients and their physicians. This is an integral part of the Company's strategy for dealing with cost controls and the changing health care environment with its emphasis on managed care.

         At each of the Cancer Centers and dialysis facilities, the Company provides the supervision and, subject to reimbursement and local regulatory requirements, generally provides the medical personnel, technicians and equipment for patient treatments. However, with the exception of certain South Florida locations, the Company does not provide the physician component of the services rendered.

         The Company's INFUSX subsidiary provides alternate site and home care services (including chemotherapy, infusions, antibiotics, nursing visits, etc.) for cancer, kidney disease, organ transplant and immuno-deficient patients in the Southern California, South Florida, Kansas/Missouri and greater Philadelphia areas.

         The Company's subsidiary, SalickNet, provides a range of cancer treatment programs to managed care entities including Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPO") Independent Practice Associations ("IPAs"), self insured and other payors of health care services. The SalickNet programs offered include capitated contracts (a set price calculation on the basis of a per member, per month charge), discounted fee for service, case rate and visit group methodologies. These programs employ proprietary practice guidelines and outcomes measurement to gauge the success and effectiveness of the programs offered through contracted physicians and facilities on the basis of quality, convenience, patient satisfaction and cost effectiveness. The Company's programs, the first of their kind, have been well received since being introduced in 1994 and include the first capitated covered treatment agreement with Physician Corporation of America covering 115,000 persons in South Florida, and a non-capitated global fixed fee agreement with CAPP CARE, a national managed PPO for the Company's services.

         In addition, in fiscal 1996 separate subsidiaries of the Company have been formed to provide management services, facilities, personnel and other items and services to certain physicians and medical groups for the operation of their respective medical practices, some of which are located off-site from the Cancer Centers or other Company operations or facilities. These supplement or augment services the Company has been providing for several years.

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

         In April 1995, an indirect wholly owned subsidiary of Zeneca Limited, an English company, was merged into the Company, with the Company being the surviving corporation. Pursuant to the merger, the then stockholders of the Company received an aggregate of 5,634,082 shares of a new Callable Puttable Common Stock of the Company and cash in exchange for their shares of the Company's Common Stock and a wholly owned subsidiary of Zeneca Limited received an aggregate of 5,657,115 shares of the Company's Common Stock. As a result, Zeneca Limited beneficially owns more than 50% of the equity securities of the Company. Zeneca Limited is a wholly owned subsidiary of Zeneca Group PLC, an English company, which is a major international bioscience business engaged in the research, development, manufacture and marketing of ethical (prescription) pharmaceuticals, agricultural chemicals, specialty chemicals, seeds and biological products.

         Salick's executive offices are located at 8201 Beverly Boulevard, Los Angeles, California 90048-4520, telephone number (213)966-3400.

CANCER SERVICES

         GENERAL

         The American Cancer Society estimates that one of three Americans now living will eventually be diagnosed with cancer. In 1996 alone, estimates are that approximately 1,360,000 people will be diagnosed as having cancer, excluding nonmelanoma skin cancer and carcinoma in situ. The National Cancer Institute estimates that the overall annual direct and indirect costs of cancer exceed $104 billion. Based on the trend shown in American Cancer Society reports, the incidence of cancer as well as cancer related costs has continued to grow. However, the incidence of certain forms of cancer can be reduced and early detection and treatment of cancer can improve cure rates and increase life expectancy. New developments in the treatment of certain types of cancer have not only increased the ability to detect cancer in early stages but have significantly increased the five year survival rate for cancer patients.

         The Company's strategy has been to provide, in affiliation with major university, teaching and other hospitals, substantially all of the outpatient health care services necessary to meet the needs of cancer patients and their physicians. More recently, the Company's services have been expanded to alternate sites and inpatient services at selected Centers. Each of the Cancer Centers addresses the critical needs of cancer patients, their families and partners in care by offering a wide range of services, delivered in a cost effective setting. Each of the Cancer Centers is open for extended hours with most services available seven days a week.

         Among the many diagnostic and therapeutic services available at or through a Cancer Center are diagnostic radiology (including CT scanning, magnetic resonance imaging and ultrasound), radiation therapy, infusion and bolus chemotherapy, laboratory, pharmacy, blood banking, nutritional counseling, pain management, educational and psychosocial services. Most of the Cancer Centers presently in operation provide the majority of these services on site. As a Cancer Center moves from an interim to a permanent facility, substantially all services are provided on site.

         Each Cancer Center is led by a Medical Director who is an acknowledged expert in the diagnosis and treatment of cancer. The Medical Directors and other physicians who treat patients at the Cancer Centers are supported by personnel (including nurses, pharmacists, technicians, psychiatrists, psychologists, social workers and nutritionists), who have substantial experience in providing services to cancer patients. Each Cancer Center is the exclusive provider to the affiliated hospital of substantially all of its outpatient diagnostic and treatment programs related to cancer.

         Salick emphasizes interaction between the Cancer Centers' Medical Directors and area affiliated physicians in order to enable all patients to have access to and to share the latest clinical research and treatment protocols. This enables physicians in one area of the country to have access to expertise, as needed, without having to refer their patient to other facilities and lose contact with their patient. See also "Artificial Kidney ("Dialysis") Services and Medical Supplies."

         ADDITIONAL SERVICES

         The American Cancer Society estimates that one out of every eight women will develop breast cancer. Breast cancer is the second leading cause of cancer death in women. The Company believes that there is a clear need for increased efforts and specialized attention to the prevention, detection and treatment of breast cancer. In order to address this current need and to provide individuals with prompt responses to their concerns, breast centers are operated in affiliation with the Cancer Centers at the Mount Sinai Medical Center, in Miami Beach, Florida, at Desert Hospital in Palm Springs, California, at SHC Specialty Hospital in Westlake, California and freestanding facilities are located in Van Nuys, California and Palm Beach, Florida. Certain breast cancer specific services are also provided at the Company's Cedars-Sinai, Alta Bates, Temple University and University of Kansas Cancer Centers. The Company is developing additional comprehensive breast care centers (collectively, "Breast Centers") proximate to or as an integral part of the Cancer Centers in order to take advantage of the full range of services which the Company's programs offer. The Breast Centers provide state of the art screening, detection, diagnostic and treatment services to individuals, with and without the disease. Education and counseling with respect to all aspects of breast health and disease are an integral part of the Breast Center program. Cancer risk assessment is provided at the Alta Bates, Westlake and JFK Cancer Centers. This program takes into account genetic and epidemiologic factors as they relate to the potential of a person's risk of contracting breast cancer. The Company believes that few health care facilities provide such assessment and counseling services and that its Breast Center program will aid in the early detection and prompt treatment of breast cancer, thus increasing the potential for cure.

         Certain transplantation and surgical procedures relating to cancer are or will soon be able to be done on an outpatient basis. Where appropriate and authorized, certain of the Company's existing and future Cancer Centers will have these facilities. Additionally, as some of these surgical and transplantation procedures may continue to have to be done on an inpatient basis, at certain Cancer Centers the Company expects inpatient services to be added for such procedures to be done in Company facilities.

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

         Increasing health care costs and decreasing reimbursements have hastened the trend toward managed care and alternate site care. Managed care, in its myriad forms, covers approximately 55% of U.S. workers and focuses on limiting or sharing risk among payors and providers. SalickNet, the Company's managed care subsidiary develops and oversees such arrangements with payors including self insured employers and managed care companies for the provision of complex care principally relating to cancer. SalickNet offers an integrated system of care, which includes physician services, inpatient, outpatient, and home care services at predetermined prices, using certain proprietary practice guidelines developed by a group of experts, and evaluated on the basis of an array of outcome measures, e.g., mortality, patient satisfaction and quality of life. In 1994, a three year capitated (per member, per month) agreement was marketed in Florida with Physician's Corporation of America which currently covers more than 115,000 lives in South Florida.

         Salick believes that there are numerous locations at which its and SalickNet's products can be sold and Cancer Centers and INFUSX operations established or acquired. The Company regularly engages in discussions to establish additional cancer centers with medical schools, private and public hospitals, physician groups, prepaid health plans and third party payors. Some of the entities with whom the Company may negotiate may already offer some of the services provided by the Company.

         The market for disease state or disease specific managed care arrangements on both a pricing and service to patients basis is rapidly developing. The Company is a leader in this emerging line of business with long experience and expertise in providing assorted services in a cost-effective, quality manner. These programs include capitation, discounted fee for service, visit groups and case rates. By offering a full array of services, patient referrals and billing procedures are simplified. Discussions with managed care organizations using various programs are ongoing. The Company has obtained reinsurance to manage its risk exposure on its capitated contracts.

         BENEFITS OF A COMPREHENSIVE CANCER PROGRAM

         The Company believes that its multi-disciplinary Cancer Center program represents an innovative approach offering an essential improvement in the provision of services for the screening, diagnosis and treatment of cancer. Significant aspects of the programs and services include:

         Convenience of Care. Convenience to the patient is an essential part of the Company's strategy and a primary consideration in scheduling treatments and procedures. Traditionally, a cancer patient has been treated in a variety of settings, including the hospital, outpatient diagnostic radiology and radiation therapy facilities, the physician's office and the emergency room, often competing for access to services with patients having a variety of other illnesses. A Salick Cancer Center provides substantially all diagnostic and treatment services, on an outpatient basis, at a single site. The Cancer Center's services are available seven days a week, providing patients with continuous access to professional staff and services and generally not requiring patients, during non-business hours, to utilize facilities such as emergency rooms. Because of the breadth of services available, the Cancer

Centers allow a physician to more rapidly establish a diagnosis and initiate appropriate treatment. Substantially all of the Company's programs enable the patient to receive care promptly and in a convenient setting and to return to his or her family each day, thereby improving the quality of life for the patient and the patient's family.

         Quality of Care. Each Cancer Center has sophisticated diagnostic equipment and trained staff available to physicians and patients utilizing the Cancer Center, is staffed by physicians, nurses and technicians with expertise in cancer care and has a Medical Director who provides overall supervision of quality, implements clinical and research developments, and accesses current treatment protocols for use by patients and their physicians. A patient care plan to facilitate interaction between all persons involved in the patient's care is developed for each patient. The plan provides for individualized objectives of care and protocol compliance, including formal treatment schedules and diagnostic procedures monitoring the course of therapy in the Cancer Center, the hospital and the home. Records documenting the patient's history, treatment and clinical course are immediately available to the hospital staff if admission of the patient is required.

         Studies published in The Journal of Clinical Oncology and Cancer have indicated that reduced side effects from intensive chemotherapy can often be achieved for patients treated during lengthier sessions. The Cancer Centers provide this intensive chemotherapy to the numerous patients who may benefit from this method of treatment. Physicians' offices, physician based practice locations including those managed by others and home care entities often lack the capacity to safely and efficiently provide this type of treatment or to handle any severe complications which may arise as a result of the treatment.

         Cost Effectiveness. The Cancer Center program provides screening, diagnosis and treatment in cost effective settings; not dependent upon hospitalization or multiple site testing, record keeping and evaluations to effect diagnosis or to institute treatment. The Company believes that the overall cost of patient care is reduced because of the rapidity of diagnosis and implementation of treatment as well as the avoidance of duplicative tests and services, inconsistent procedures, unnecessary hospitalization and the ability to match resources to the intensity of the care required.

         Benefits to Hospitals. The Cancer Centers provide a hospital with practice management or consulting and administrative services, a truly coordinated disease specific program providing quality medical care and support which serve to enhance the hospital's reputation. The addition of these sophisticated facilities and programs may also attract new patients to the hospital for other health care services. Because of its resources, reputation in the field of cancer and expertise, Salick is able to provide a hospital with the services and facilities of a Cancer Center in a shorter period of time than if the hospital were to seek to develop such a center on its own. Additionally, as a Cancer Center provides its services principally on an outpatient basis, the affiliated hospital is often able to discharge its cancer inpatients sooner. This facilitates the hospital's ability to manage under present reimbursement programs such as capitation. See "Governmental Regulation."

         Benefits to Physicians. The Cancer Centers provide physicians with practice management services, a trained oncology staff, state of the art facilities, access to many of the latest treatment protocols and clinical research, a support staff, and continuing education. By affiliating with and utilizing a Cancer Center, physicians can increase their income by freeing their time to see an increasing number of patients and reducing their overhead expenses.

         Benefits to Employers and Payors. In addition to providing a high quality program and establishing control over payor cost, the Company has established "managed care" and "physician-facility network" teams to develop, implement and operate programs aimed at the managed care market. These teams are developing what the Company believes to be innovative programs dealing with cancer in the areas of outcome studies (as to utilization measures, patient satisfaction and survival rates), guidelines for the diagnosis and treatment of cancer, case rate charges, preferred fee-for-service charges, capitation programs and the establishment of physician stand alone and combined physician-facility networks, all to be marketed and employed, as they are developed, to employer groups, purchasing alliances, managed care and other payors.


OPERATING CANCER CENTERS

         CEDARS-SINAI CANCER CENTER

         Salick's 53,000 square foot Cancer Center at Cedars-Sinai Medical Center ("Cedars-Sinai") in Los Angeles, California provides, 24-hours a day, seven days a week, substantially all of the programs and services required by a cancer patient, including infusion and bolus chemotherapy, radiation therapy, pharmacy, laboratory, blood transfusions, psychosocial services and oncology nursing. This Cancer Center, which commenced operations in temporary space in 1985, has its own identity within and is located on the campus of the hospital. The Company is the exclusive provider of substantially all the hospital's outpatient cancer diagnostic and treatment programs and facilities in conjunction with the hospital's teaching and research programs. All physicians treating patients at the Cancer Center must be members of the Cedars-Sinai staff. It is the Company's understanding that Cedars-Sinai has an open medical staff in medical oncology and many other specialties.

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

         MOUNT SINAI CANCER CENTER

         Under its agreement with Mount Sinai Medical Center in Miami Beach, Florida, the Company became the exclusive provider of outpatient cancer services at Mount Sinai Medical Center's existing Radiation Therapy and Breast Center Departments in November 1988 and has provided most of the hospital's other outpatient cancer services, such as medical oncology, laboratory and pharmacy, in interim space since April 1989. The Company began construction of the permanent center in 1994 and completed and occupied it in November 1995. The Mount Sinai Comprehensive Cancer Center's programs and services include outpatient oncologic surgery and are otherwise similar to those of the Cedars-Sinai Comprehensive Cancer Center.

         TEMPLE UNIVERSITY CANCER CENTER

         Salick operates this Cancer Center in interim space on the Temple University Health Sciences and Hospital campus in Philadelphia, Pennsylvania. Services provided include radiation and medical oncology, laboratory, pharmacy and psychosocial services. Stem-cell pheresis and stereotactic radiosurgery services are also included in services provided at this facility. The development of the permanent Cancer Center is being planned and will be subject to regulatory and other approvals. At such time as the permanent center is established, the Temple University Cancer Center's programs and services will be similar to those of the Cedars-Sinai Cancer Center.

         JFK CANCER CENTER

         On October 1, 1987, Salick became the provider of services at the 20,000 square foot JFK Medical Center Outpatient Comprehensive Cancer Center located in Palm Beach County, Florida. This Cancer Center provides medical and radiation oncology programs and services including chemotherapy, pharmacy and laboratory services as well as a full range of support services. The Company's contract with JFK Medical Center expires September 30, 1997. It is highly unlikely that the contract will be renewed. The Company is arranging for alternate sites for this Cancer Center's operations.

         ALTA BATES CANCER CENTER

         In December 1990, the Company became the exclusive provider of a broad range of medical oncology and radiation therapy services at Alta Bates Medical Center in Berkeley, California in a 10,000 square foot interim facility. The permanent Cancer Center of some 43,000 square feet was occupied in May 1995. Most radiology services are presently provided at the Center with some at off site locations in which the Company is a limited partner. The range of services at the permanent Cancer Center include outpatient oncologic surgery, otherwise they are similar to those provided by the Cedars-Sinai Cancer Center.

         DESERT HOSPITAL CANCER CENTER

         In September 1989, Salick became the exclusive provider of all outpatient cancer services and programs at and in affiliation with Desert Hospital in Palm Springs, California. The Company is presently providing its services in a 15,000 square feet interim facility. A permanent center of approximately 48,000 square feet is under construction and is expected to become operational in 1997. The Center in its interim phase contracts with the hospital for certain radiologic services and provides all of its other services on site. The full range of the Company's programs and services will be provided in the permanent center.

         PARKWAY AND KENDALL CANCER CENTERS

         In June 1987, the Company became the exclusive provider of certain of its Cancer Center services and programs at Parkway and Kendall Regional Medical Centers in the greater Miami, Florida area. Radiologic and certain other services not presently provided at these Cancer Centers are available through agreements with the hospitals. Neither of these Cancer Centers provides radiation therapy services, although arrangements exist for patients to obtain such services at a Company facility adjacent to Parkway and or through third parties in the Kendall area. In October 1991, in order to service patients of the Parkway Cancer Center, the Company acquired an 80% interest in a radiation therapy center adjacent to the Parkway Cancer Center and subsequently acquired the remaining 20% interest. The Company's contract with Kendall Regional Medical Center expires in 1997. It is highly unlikely that the contract will be renewed. The Company is considering making arrangements for an alternate site for this Cancer Center's operations. The Company's contract with Parkway Regional Medical Center was extended through 2002.

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

         SAINT VINCENTS CANCER CENTER

         In April 1996 a subsidiary of the Company entered into an agreement with Saint Vincents Hospital and Medical Center to establish both a comprehensive cancer center under Saint Vincents' operating certificate and a managed care affiliate network in the greater New York Metropolitan Area. The twenty-year contract is pending regulatory approval (a certificate of need and certain other approvals must be obtained). The Company anticipates that Saint Vincents will obtain such approvals during fiscal 1997. It is anticipated that the Saint Vincents Comprehensive Cancer Center will provide a full range of outpatient diagnostic and treatment services. The Cancer Center began providing cancer services in November 1996 in space located at Saint Vincents. A permanent center of approximately 70,000 square feet will be established in proximity to Saint Vincents. Saint Vincents is the academic medical center for New York Medical College in New York City and is sponsored by the Archdiocese of New York and the Sisters of Charity which operates or are affiliated with many health care facilities in New York, some of which could become affiliates of the network.


         WESTLAKE CANCER CENTER/SHC SPECIALTY HOSPITAL

         In 1993, the Company established a Cancer Center, in a joint venture with Universal Health Services ("UHS") the then owner of the Westlake Medical Center, in Westlake, California. The Center, which began operations in October 1993, is the first Salick Center to provide both inpatient and outpatient services, including a dedicated inpatient unit, comprehensive outpatient diagnosis and treatment and surgical capabilities. In July 1995, UHS sold Westlake Medical Center to a subsidiary of Columbia/HCA Healthcare Corporation and the Company acquired UHS' interest in the Cancer Center. Under the agreement with Columbia/HCA the Company was the exclusive provider of inpatient and outpatient cancer services and programs at Westlake Medical Center. Initially, services are provided in 18,000 square feet of existing space including dedicated inpatient facilities. A separate Breast Center was opened in September 1994. Among the affiliated physicians are specialists in medical, surgical and radiation oncology, reconstructive surgery, bone marrow and stem cell transplantation and breast cancer. The features of this Center enable the Company to deliver a comprehensive, quality, cost effective package of services for the diagnosis and treatment of cancer to managed care entities and other health care payors in any setting, and complements the Company's other California operations.

         Effective July 25, 1996, a subsidiary of the Company acquired Westlake Medical Center from a subsidiary of Columbia/HCA Healthcare Corporation. Under the terms of the agreement with the Columbia/HCA subsidiary, the Company's subsidiary had the right to purchase the hospital if Columbia/HCA decided to close the hospital with the purchase price for the hospital being determined by three appraisers. After Columbia/HCA gave notice of its decision to close the hospital, the subsidiary of the Company exercised its right to purchase the hospital. The agreement that contained the subsidiary's right to purchase the hospital sought to impose restrictions on the Company subsidiary's medical use of the hospital to services for cancer, dialysis (acute and chronic), organ transplantation, and immuno-deficient disease treatment. The Columbia/HCA subsidiary delayed providing documents to transfer title and when provided included terms the Company believed violated the agreement and were unacceptable. As a result, the Company commenced litigation to enforce its rights under the agreement and the hospital was transferred to the Company's subsidiary pursuant to an injunction issued by the Los Angeles Superior Court. The litigation continues with the Company also contesting, among other claims, the legality and enforceability of the restrictions. See "Item 3. LEGAL PROCEEDINGS."

         PAYMENT AND BILLING

         The Company bills its charges to the hospitals with which each Cancer Center is affiliated. The Company is paid by the hospital after the payment is received by the hospital. Payors include the Medicare and Medicaid programs, Blue Cross and other insurance plans, HMO's and other prepaid health plans and the patient. Medicare makes interim payments to the hospitals for services reimbursed on a cost basis including, among others, outpatient services. Currently, Medicare reimbursement for certain outpatient surgery, radiology and diagnostic services is based on the lower of the hospital's reasonable cost (reduced by 5.8% of operating costs and 10% for capital costs - see "Governmental Regulation-Reimbursement") or a blend of the hospital's reasonable costs and a fee schedule amount; for other hospital outpatient services, Medicare reimbursement is based on the hospital's reasonable costs, reduced by 5.8% of operating costs and 10% for capital costs. These payments are subject to an annual audit which can result in an adjustment to payments previously made. These audits may not be finalized for a number of years and final adjustments, if any, made as the result thereof can have a positive or negative effect, retroactively and/or prospectively, on the estimate of contractual allowances used in the Company's financial statements for the periods involved, and a corresponding impact, which could be material, on the Company's revenues and income. See "Governmental Regulation - Reimbursement." Adjustments in these payment methodologies may have an adverse impact on the Company's revenues and profitability. Blue Cross and other private insurance plans and certain health plans with whom the Company or affiliated hospitals contract generally pay a percentage of reasonable and customary charges. Some of the payors with which the Company or affiliated hospitals do business pay on a capitated basis, while others pay on a case rate or visit basis. Reimbursement under the Medi-Cal program and Pennsylvania and other certain state Medicaid programs is based on their schedules of allowable charges and in some states may include a component for capital costs. SalickNet is paid on a monthly basis on its capitated program and it bills for services provided on its non-capitated programs.

ARTIFICIAL KIDNEY ("DIALYSIS") SERVICES AND MEDICAL SUPPLIES

         Published reports indicate that dialysis services generate in excess of $4 billion per year in revenues. The Company believes it is one of the larger dialysis services providers in the United States and one of the largest in California, the only state in which it currently provides these services.

         The Company's ten outpatient (chronic) artificial kidney treatment facilities are located in Southern California. Dialysis treatments are generally provided through use of an artificial kidney machine which removes certain toxic substances from the blood and returns the cleansed blood to the patient. As required by Medicare, Salick employs and compensates physicians to provide coverage, education, peer review, medical direction, quality assurance and other services at these facilities during operating hours. Each facility is staffed by a director of nursing and other nurses, administrative and support personnel.

         Chronic dialysis is generally performed three times a week, for four to five hours per treatment. Improvements in technology now available have shortened the treatment time for certain patients to approximately three to four hours. This allows the Company to achieve efficiencies while continuing to provide quality care. A substantial majority of the Company's chronic dialysis patients presently receive this treatment.

         During the course of a dialysis treatment, the Company provides the disposable and reusable supplies, including the dialyzer, blood tubing, injectable medications, solutions, drugs and blood products. The Company's capacity for treating patients is subject to a number of variables, including length of time per treatment, type of treatment, individual patient requirements and local operating practices and ordinances regulating a facility's hours of operations. To date, none of these constraints have affected the Company's ability to increase the number of patients treated or hours of operation. Patients are generally referred to artificial kidney facilities by their managed care entity, or if they are not part of a managed care entity, by physicians or other medical personnel. Dr. Salick and physicians affiliated with him contract to provide medical and administrative services in connection with the Company's dialysis operations. All physicians retain professional fees which they receive for providing services to dialysis patients treated at Company and other facilities.

         Most dialysis treatments are performed in hospitals or outpatient facilities, although dialysis can be performed at home or on an ambulatory basis for certain patients. Less than 10% of the dialysis patients treated by the Company presently receive either ambulatory or home dialysis. Support services, such as supplies, patient education, counseling and self-care training, are also provided to these patients by the Company.

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

         Approximately 78% of the outpatient dialysis revenues received by the Company are paid by the Medicare and Medicaid programs. Under the current Medicare reimbursement regulations (the "Medicare Regulations"), for Medicare eligible beneficiaries, Medicare pays 80% of a prospectively determined reimbursement rate for treatment at an outpatient dialysis facility and for patients treated at home. Currently this prospective price varies from about $117 to $139 per treatment at an outpatient facility, depending on regional wage index differentials. The average reimbursement rate presently applicable to the Company's facilities is approximately $136 per outpatient dialysis treatment, including routine laboratory services, but excluding physician fees and certain ancillary and non-routine laboratory and pharmacy charges. See "Governmental Regulation-Reimbursement." Under the Medicare Regulations, home dialysis patients may elect to have all of their dialysis supplies and back-up services provided by an End Stage Renal Disease Program ("ESRD") facility, such as those operated by the Company. If the patient so elects, the facility will receive the same reimbursement as it receives for treatment of patients at an outpatient facility.

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

         In 1996, the Company opened its 10th outpatient dialysis center at Hi-Desert Hospital in Yucca Valley (Riverside County), California. This center has 15 treatment stations in its 5445 square feet and the term of the agreement is for a five-year period with three five-year renewal options.

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

ALTERNATE SITE AND HOME INFUSION SERVICES

         The Company's subsidiary, INFUSX, emphasizes the treatment of chronic, complex and catastrophic illnesses requiring sophisticated, long term care in non-Cancer Center and related satellite facility settings. INFUSX's initial focus has been in providing services to cancer, dialysis, bone marrow, organ transplant and immune suppressed patients. A number of these patients are or have been treated in facilities operated by the Company. Among the services provided by INFUSX are chemotherapy, antibiotics, parenteral and enteral nutrition, blood products, pain management, nursing visits, related services, certain equipment and supplies. INFUSX bills the payor or patient directly for the services it provides. Presently INFUSX, a duly licensed home health agency, operates in Southern California, South Florida and in the greater Philadelphia and Kansas City, Kansas/Missouri areas. The Company intends to establish or acquire or otherwise participate in operations in other areas such as New York where appropriate to support the Company's operations.

COMPETITION

         Although the Company believes its Cancer Center operations and programs are innovative and unique, they operate in a competitive environment. Some services which may be considered to be competitive to those which are and will be offered by the Cancer Centers, SalickNet and INFUSX are being provided by comprehensive cancer centers established under federal law (whose primary purpose is research and education), acute care hospitals, other primary health care facilities, radiation therapy and diagnostic imaging centers, private and group physicians, home and alternate site care entities, infusion centers and prepaid and other forms of health plans. Certain of these providers have been established in the general health care field for a number of years and have greater financial and marketing resources than the Company.

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

         Several significant pieces of legislation have been passed in calendar year 1996. The Health Insurance Portability and Accountability Act of 1996, signed by President Clinton on August 21, 1996, is a package of health insurance reforms which includes several significant changes regarding Medicare and Medicaid fraud and abuse laws. In addition to the provisions regarding fraud and abuse, the key provisions of the Act establish portability of health insurance (requiring health insurances to offer policies to anyone who has had insurance in the preceding six months subject to certain exceptions), increase the deductibility of health insurance premiums for self-employed individuals and establish a limited demonstration project utilizing medical savings accounts ("MSAs"). The provisions of the Act relating to insurance reform are effective July 1, 1997. Those relating to the MSA demonstration are effective for fiscal years beginning after December 31, 1996.

         Welfare reform legislation was signed into law by President Clinton on August 22, 1996 in the form of the Personal Responsibility and Work Opportunity Reconciliation Act of 1996. That Act is designed to overhaul the nation's welfare system, including the end of federally guaranteed payments to the poor and substitution of annual block grants to states to operate their own welfare programs. Medicaid coverage is assured only for recipients of cash benefits and Medicaid eligibility for children receiving foster care and adoption aid. The new law bars most federal aid, including Medicaid and cash welfare, to future legal immigrants for five years. President Clinton has stated that he intends to introduce legislation to compensate for the loss of Medicaid coverage and other benefits, but no timetable for sending such legislation to Congress has been provided. There is no assurance that such legislation, if introduced, will be enacted.

         REIMBURSEMENT

         The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal or individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including changes in legislation and regulations, those imposed pursuant to the federal and individual state budgets, inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by cost containment and other legislation, competition, third party payor changes or other governmental administrative controls or limitations. Changes in the Medicare and Medicaid system and reimbursement have been proposed by both Republican and Democrat members of Congress at various times. The ultimate impact of any such changes on the Company's business cannot be predicted, and there is no assurance that it will be able to do so in the future, in part due to budgetary constraints and the rapidly evolving changes in the health care system generally. The Company has developed and/or implemented plans to deal with this situation and notes that in the past as reimbursement reductions or changes have occurred, the Company has previously been able to improve operations by an increased market share and greater efficiency although there is no assurance that it will be able to do so in the future.

         Under federal Medicare law, most hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") based on such factors as primary admitting diagnosis and surgical procedure. Payment to hospitals for the care of a patient covered under the DRG system is generally set at a predetermined amount based on the DRG assigned to the patient. The federal government, as well as many states and third party payors, are investigating or have adopted these or other modifications to their reimbursement formula in an effort to contain costs. This type of program provides an incentive for hospitals to plan and deliver their services more efficiently.

         The Omnibus Budget Reconciliation Act of 1990 amended the definition of "inpatient hospital services" to include all services for which payment may be made under the DRG system that are provided by a hospital or an entity wholly-owned or operated by the hospital to a patient during the three days immediately preceding the date of the patient's admission (or one day for hospitals and hospital units excluded from the DRG system under technical changes enacted in October 1994), if such services are diagnostic services (including clinical diagnostic laboratory tests) or are other services related to the admission, as defined by the Secretary of Health and Human Services ("the Secretary"). Such services are not reimbursable separately as hospital outpatient services under Medicare Part B. These provisions have been in effect since 1991. On January 12, 1994, the Secretary issued interim final regulations implementing this provision and on September 1, 1995, the Secretary announced she would revise the regulations to recognize that only the one day immediately preceding the date of the patient's admission would be considered to be not reimbursable separately as hospital outpatient services for hospitals and hospital units excluded from the DRG system. However, the Secretary has not yet revised the regulations to this effect.

         In recent years there have been a number of statutory and regulatory changes that affect Medicare reimbursement for services furnished to hospital outpatients. Prior to October 1, 1987, Medicare generally had reimbursed hospital outpatient services on the basis of the reasonable costs (as determined pursuant to regulations) incurred by the hospital. On October 1, 1987, Medicare began reimbursing hospitals for certain surgery services furnished to hospital outpatients on the basis of the lower of reasonable costs or an amount based on a blend of the hospital's reasonable costs and a prospectively set fee schedule amount. On October 1, 1988, this blended payment system was extended to radiology services furnished to hospital outpatients; the blended payment system was extended further to certain other diagnostic services on October 1, 1989. In addition, the amount of the blend that is based on the hospital's reasonable costs has decreased; currently, the blend is based 42% on hospital costs for surgery and radiology services, and 50% on hospital costs for other diagnostic services. For surgery services reimbursed under the blend, the fee schedule portion of the blend is based on the amount of payment that ambulatory surgery centers would receive for the procedure. For radiology and diagnostic services reimbursed under the blend, the fee schedule portion of the blend is based on the amount that physicians would receive if the procedure were furnished in a physician's office under the Medicare physician fee schedule.

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

         The Health Care Financing Administration ("HCFA"), a division of the Department of Health and Human Services ("HHS"), which administers the Medicare program, issued on July 2, 1996 a proposed rule revising payment policies under the Medicare physician fee schedule for calendar year 1997. Among other changes, that proposed rule would make comprehensive changes in the way that the geographic adjustment factors for physician fee schedule payments are determined; HCFA would prefer to shift to statewide, rather than more local, regions in setting the factors in the belief that administration will be simplified and physicians will be encouraged to practice in rural areas by reducing urban/rural payment differentials. By going to statewide regions, also known as "localities," there may be "losing" (usually urban) areas and "winning" (usually rural) areas within a state if a conversion is made. It is unknown what the final rule will look like, if and when issued, but reimbursement for hospital outpatient services covered by the blended rate, which is based in part on the physician fee schedule amount, may decrease if the statewide region or locality rule is promulgated.

         There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that HCFA prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress, and, to date, Congress has not included such a change in any legislation. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. However,

HCFA has indicated recently that it may implement the system with respect to ambulatory surgery services, because it believes it has sufficient statutory authority, and expects to issue a regulation regarding such use perhaps as early as late 1996. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

         Through HCFA, HHS issued a program memorandum effective August, 1996 which sets forth the criteria for "provider-based designations," i.e., the circumstances under which multiple provider facilities may be designated as one facility for Medicare accounting and cost allocation purposes. Hospitals frequently seek provider-based designations for skilled nursing facilities, home health agencies, rural health clinics and physician clinics as "outpatient departments" of the hospital. HCFA's intent in issuing this memorandum appears to be to limit the granting of provider-based designations and thereby limit the allocation of certain hospital costs from inpatient areas to outpatient areas. Among other reasons, HCFA believes both that such allocations increase Medicare payments and Medicare beneficiary copayments and that it pays more for services rendered in provider-based facilities than in freestanding facilities. Eight tests are set forth in the memorandum. Although the memorandum indicates that each must be met before an entity may be designated part of a provider, HCFA has subsequently taken the position that there may be some circumstances where not all tests must be met. The memorandum has not yet been revised to reflect this position. The eight tests include requirements for: common accreditation, licensure and governance; physical proximity to the provider; service of the same patient population; close integrated clinical services; and integrated financial operations. In addition, the director of the outpatient area must be under the direct day-to-day supervision of the hospital-provider. The HCFA Regional Offices continue to have the decision-making responsibility regarding whether an entity meets the eight tests. However, HCFA has warned that in applying this memorandum, the Regional Offices may identify previous provider-based decisions that are not in accordance with the test criteria and in those cases, the Regional Offices are free to correct those erroneous designations. If such corrections result in loss of provider-based status, the change will be prospective only in nature. This policy, termed a "clarification" by the government, may be subject to challenge in the courts. It is difficult to ascertain how such requirements will be interpreted (for example if all eight tests must be met) and loss of such status would likely result in reduced reimbursement in the future and could possibly require a restructuring of such operations or other actions.

         Florida has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). The Company believes it is in compliance with the law.

         Florida has made a commitment to the utilization of Managed Care for the Medicaid population of the state. To this end, the Florida Legislature adopted Chapter 96-199, Laws of Florida. This Act provides that Medicaid recipients who do not voluntarily select a managed care plan or MediPass provider, must be enrolled by the Agency for Healthcare Administration (the "Agency") into either a managed care plan or MediPass program. Accordingly, Medicaid recipients who fail to make a voluntary choice will be given mandatory assignment to a plan or the MediPass program. The Agency will contract with a limited number of HMOs who meet a based scoring criteria. After implementation, a substantial majority of the state's Medicaid population of more than 1.5 million will be in a prepaid plan as opposed to less than the current 25% of that group who have voluntarily enrolled in HMOs. The Agency expects to reduce per capita rate by competitive bidding process. The Request for Proposal ("RFP") requires a bid range for rates that is substantially below the current contract rate. It also expects to reduce number of Medicaid prepaid contractors in the state through bid threshold elimination. The Agency has issued an RFP with a scheduled award date of February 1, 1997.

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

         To the extent that legislation or regulations may be enacted in the future which may include outpatient services furnished to Medicare beneficiaries in a prospective payment system, the Company cannot predict whether or to what extent such a change would adversely affect its revenues or earnings. For 1997 both parties have stated that Congress will consider extensive changes to the Medicare and Medicaid programs. Medicare changes under consideration include, among others, (1) a change in the formula used to calculate hospital outpatient reimbursement under the blended payment system which generally would result in reducing reimbursement amounts to hospitals; (2) an extension of the current 5.8% reduction in hospital outpatient reasonable cost reimbursement through the year 2002; (3) an extension of the current 10% reduction in reimbursement for hospital outpatient department capital-related costs through the year 2002; (4) the introduction of a prospective payment system for home health services; (5) the bundling of post-acute care services, such as skilled nursing facility services and home health care, into the hospital prospective payment system; (6) an extension in the reduction in updates to payment amounts for clinical diagnostic laboratory tests through the year 2002; (7) the elimination of updates in payments for ambulatory surgical center services through the year 2002; (8) various other reductions in the amount of payment for physician and hospital services; and (9) the introduction of additional choices of health plans for Medicare beneficiaries in addition to the current fee-for-service and Medicare HMO option. Medicaid changes include the replacement of the existing federal/state program with block grants to the states and reduced federal oversight over state plans. The enactment of large cuts in the amount of Medicare and Medicaid reimbursement for providers could have an adverse effect on the Company's revenues. At this point in time, the Company is unable to predict how the enactment of any such changes in the Medicaid Program and proposed changes in Medicare might affect the Company in the future.

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

         Effective November 1, 1990, the Medicare fiscal intermediary for the Company's dialysis facilities changed the method of reimbursing medications provided to the Medicare dialysis patients from charge-based reimbursement to reimbursement based on reasonable costs. This change has reduced the amount of reimbursement to the Company for such medications and other regulatory changes potentially could further reduce such reimbursement. In addition, effective January 1, 1991, the method of reimbursement for EPO furnished to dialysis patients was changed from its former structure (80% of $40 per treatment dosage for up to 10,000 units and 80% of $70 per treatment dosage of 10,000 or more units) to provide for payment of 80% of $11.00 per 1,000 units. This change in EPO reimbursement has been partially offset by a $1.00 per treatment increase in the composite rate reimbursement for outpatient dialysis services. In addition, pursuant to OBRA 1993, reimbursement for EPO was further reduced beginning January 1, 1994 to 80% of $10.00 per 1,000 units. The Secretary announced on September 1, 1995 that she will not at this time adjust the current composite rate. The overall impact of the EPO reimbursement change has adversely affected the Company's revenues and earnings.

         In 1990, Congress required that HHS and the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1996, PROPAC recommended that a 2% increase be made in the reimbursement rate. However, Congress is not required to implement this recommendation and could either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any such changes will have a material effect on the Company's revenues and net earnings.

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

         Until recently, HCFA reimbursed suppliers for drugs to be dispensed with durable medical equipment or prosthetic devices even where that supplier could not dispense that drug under state law. Two recent HCFA memoranda revise that Medicare policy to require that entities that dispense drugs for use with durable medical equipment or prosthetic devices must furnish such drugs directly to the patient for whom the prescription was written. Suppliers that do not dispense drugs directly to patients may bill Medicare only for the devices. To be reimbursed for the drugs dispensed with the devices under the revised policy, suppliers will be required to have a Medicare supplier number, be licensed to dispense the drugs in the state in which they are dispensed and bill and receive payment in their own name. Although the revised policy is effective December 1, 1996, a lawsuit requesting preliminary injunction against implementation of this policy has been filed recently in the United States District Court for the Eastern District of California, by companies other than the Company, requesting a temporary restraining order and preliminary injunction against implementation of the revised policy. Although INFUSX operations in all states except California are permitted under its licenses to dispense drugs to be used with the devices, INFUSX does not have a pharmacy license, and therefore is not licensed to dispense the drugs, in the State of California. However, a subsidiary of the Company does have a California pharmacy license and the Company has been informed by HCFA that a combined supplier number may be issued for both INFUSX and the California subsidiary pharmacy to permit INFUSX to continue to bill Medicare beneficiaries directly for both the devices and the drugs to be used with the devices.

         The Company provides home health agency services and certain home infusion products and services through INFUSX, which is a licensed home health agency and/or pharmacy in the states in which it operates. In 1994, HCFA undertook the Medicare Home Health Initiative to identify opportunities for improvement in the Medicare home health benefit. As a result of that initiative, the conditions of participation and coverage for home health agencies were amended effective twice, on February 21, 1995 and July 27, 1995, respectively, on a variety of matters, including notices of patient rights, plans of care, home health aid services, outpatient physical therapy or speech therapy services, and clinical records. The Company believes that its home health agency services comply with the Medicare regulations respecting coverage and conditions of participation.

         LICENSING

         Outpatient dialysis facilities and hospitals are subject to state licensing statutes which regulate the character and competence of the provider and its staff, its financial resources, the fitness and adequacy of the facility and its medical personnel and procedures. Licenses and approvals to operate these facilities are subject to renewal periodically and to revocation upon failure to comply with the conditions under which they are granted. Each of the dialysis facilities owned, operated or at which services are provided by the Company is and has been duly licensed continuously since its opening. Salick's inpatient dialysis services and Cancer Center services are provided pursuant to the contracting hospital's license except that the Westlake Cancer Center is located within the SHC Specialty Hospital which is now owned by a subsidiary of the Company.

         SHC Specialty Hospital is licensed as a general acute care hospital under California law. In California, a variety of services, including offsite outpatient departments and clinics, are operated under the general acute care license. Special permits are required for provision of certain services, including chronic dialysis, radiation therapy and renal transplant center services. In addition to being licensed under California law, the hospital is accredited by the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") and participates in the Medicare program pursuant to such accreditation. The Westlake Cancer Center and the Breast Center are operated as outpatient departments of the hospital.

         Presently in California, and certain other states, there is no license category for the independent licensure of the Cancer Centers and in New York, a publicly traded company is ineligible to own freestanding licensed Cancer Centers. Under these circumstances, the Company is a provider of services at the Cancer Centers under the license of and agreements with affiliated medical centers. In New York, agreements with affiliated medical centers are subject to regulatory restrictions regarding delegation of management authority in operation of a Cancer Center and compensation based on participation in the Center's gross revenue or net revenue is prohibited. The Cancer Centers' continued operations as presently structured are dependent upon such agreements with hospitals. The Company will also consider management agreements and other relationships as are appropriate.

         Corporate practice of medicine restrictions in certain states other than Florida in which the Company operates prohibit non-professional entities including the Company from employing or engaging physicians to provide professional services or from participating in their professional fees. In such states, physicians may be employed or engaged by a professional corporation managed by the Company which, in turn, enters into, e.g., a facilities and/or management services agreement with the Company. In New York, restrictions against professional fee splitting do not permit the compensation under such agreements to be based or dependent on the professional income or receipts of the physician or professional corporation.

         INFUSX currently operates as a licensed home health agency in California, Kansas/Missouri and Pennsylvania. INFUSX operates a licensed pharmacy in Florida, Kansas/Missouri and Pennsylvania. Another subsidiary of the Company is a licensed pharmacy in California that provides the pharmacy services in California. In states where INFUSX provides direct nursing services it is required to be licensed as a home health agency. In some locations INFUSX may become subject to certain regulatory certifications including Medicare and/or JCAHO accreditation. In all its locations, INFUSX received the highest category of JCAHO accreditation.

         SalickNet's current operations do not require licensure; however, the Company does anticipate expanding the administrative and professional services provided to managed care entities. In anticipation of expanding its services, Salicknet obtained licensure in Florida as a Third Party Administrator and has the ability to process and adjudicate claims on behalf of the health maintenance organizations, other third party payors and self insured employers.

         CERTIFICATE OF NEED

         Legislation in various jurisdictions requires a certificate of need in order to establish or substantially expand certain health care activities or facilities. In such states, a certificate of need must be obtained prior to a subject party's offering certain new services or committing capital expenditures in excess of statutory threshold amounts. The required approval is based on various criteria, such as financial feasibility, impact on other health care providers and need and access by indigents to the proposed services. Many states require a certificate of need for either or both a dialysis facility and a Cancer Center although none is required in California. The Company's operations are either exempted from certificate of need requirements or the certificate is not required in certain other states in which the Company is operating Cancer Centers or considering for expansion, except in New York as discussed below.

         Each of the Company's current Cancer Centers is a part of the hospital with which it is affiliated, and therefore a certificate of need for the establishment of a Cancer Center is only necessary in certain states. Saint Vincents has applied for a certificate of need which is required for the establishment of the permanent center in New York. Neither of the USHAWL, SalickNet nor INFUSX current operations require a certificate of need. It is possible, however, that existing or future laws or regulations will be interpreted or adopted so as to require certificates of need to be obtained. Such a requirement could impair the Company's business and expansion in those areas where a certificate of need is determined to be required. To date such requirements have not adversely affected the Company's ability to establish its operations.

         In those states where a certificate of need is required for a permanent Cancer Center, the Company has found that an interim Cancer Center can generally be opened without a certificate of need. The inability to ultimately obtain a certificate of need for a particular location, new program or service will not, in the Company's opinion, unduly preclude its ability to provide services at or establish its operations. A certificate of need is required for the permanent Saint Vincents Cancer Center in New York and if not obtained and if other arrangements cannot be made, these operations may not be established.

         FRAUD AND ABUSE

         The fraud and abuse provisions of the Social Security Act, as amended, among other things, impose civil and criminal penalties (including exclusion from the Medicare and Medicaid programs) upon persons who pay or offer to pay any remuneration (direct or indirect, in cash or in kind) in return for or to induce the ordering of, or the making of a referral for, a service or item covered by Medicare or Medicaid. Law enforcement authorities, HHS and the courts are giving increasing scrutiny to arrangements between health care providers and referring physicians to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient referrals for services or items for which Medicare or Medicaid reimbursement may be provided. This scrutiny is not limited to financial arrangements that involve a direct payment made for the specific purpose of inducing patient referrals, but extends to payment or other remuneration mechanisms that carry the potential for inducing referrals. Recent court decisions have held that the fraud and abuse provisions have been violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals. Some states (including those where the Company engages in business) have prohibitions similar to the federal prohibitions, but which are not limited in application to Medicare or Medicaid patients. Moreover, some states (including those where the Company engages in business) either have or are considering legislation that would prohibit, with limited exceptions, referrals by any physician with an ownership or compensation relationship with the entity to which the referral would be made regardless of whether the financial relationship was intended to bring about such referrals.

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

         Among the safe harbors is one for investment interests in large publicly-traded entities, defined as those with more than $50 million in net tangible assets within the previous twelve months or fiscal year, so long as five specified conditions are met. Another safe harbor is available for investment interests in other entities if they meet eight conditions including requirements that no more than 40% be owned by investors who are in a position to make or influence referrals or furnish items or services to or otherwise generate business for the entity, and that not more than 40% of the gross revenues of the entity in the last fiscal year or 12 month period come from referrals, items or services furnished, or business otherwise generated from investors. The Company does not have referring physicians as owners or partners in any of its Cancer Centers or dialysis facilities, although some may own stock of the Company. However, the Company has interests as a limited partner in certain independent radiology facilities that have physician investors. These facilities provide services to patients of a Cancer Center pursuant to orders of their physicians. The Company understands that the interest of such physicians has been acquired although radiologists and physicians who no longer practice in the area continue to have ownership interests. While this situation may not, technically in all respects, conform to the requirements of the investment interests safe harbors, the Company believes that its interests in these facilities, if scrutinized, should be determined not to violate the Medicare and Medicaid fraud and abuse law and state fraud and abuse and self referral laws. In that regard, the Company believes that there is a material absence of abusive features identified in a special Fraud Alert on Joint Venture Arrangements issued by the Inspector General in 1989, associated with the Company's involvement in these facilities. The regulations also include a safe harbor for certain personal services agreements. The agreements under which the Company compensates the physicians who serve as its medical directors may not completely and technically conform to all of the requirements for this safe harbor, which dictates, for example, that the exact schedule of work of non full-time employees and the payment for each work session be established in advance. However, the Inspector General has indicated that agreements not completely conforming to a safe harbor will be analyzed on their merits and the Company believes the arrangements it has with its Medical Directors are reasonable and do not violate the Medicare and Medicaid fraud and abuse law. Certain physicians who have patients at Company facilities contract for the use of office space and related services and the Company believes that these arrangements materially comply with the applicable safe harbors. Moreover, the Company believes that both its personal services and rental agreements, as well as its relationships generally with referring physicians, are appropriate, and in any event, are materially distinguishable from those types of arrangements described as potentially abusive by the Inspector General in a 1992 Special Fraud Alert on Hospital Incentives to Physicians which, while directed at hospitals, also could apply to other providers.

         On July 21, 1994, clarifications of the safe harbors were proposed by the Inspector General. Those proposed rules are intended to clarify the original set of final safe harbor provisions. A variety of modifications are proposed, including those respecting the investment interest safe harbor, the space and equipment rental and personal services and management contract safe harbors, the referral services safe harbor and the discount safe harbor.

         To date, only revisions to the safe harbors for managed care plans have been finalized. These new safe harbors, issued in final form on January 25, 1996, include provisions protecting negotiated price reduction agreements between health care plans and contract health care providers. Under these provisions, the protected remuneration is only the contract provider's reduction of its usual charges for the services, the terms of the agreement between the parties must be in writing and the agreement must be for the sole purpose of having the contract provider furnish enrollees items or services that are covered by the health plan, Medicare or Medicaid. The safe harbor does not protect contracts for providing services that are not covered benefits.

         In October 1994, the Inspector General issued a Special Fraud Alert regarding arrangements for the provision of clinical laboratory services. The Fraud Alerts are publications which reflect the view of the Office of Inspector General ("OIG"), but are not formally promulgated as regulations or enacted as laws. The Fraud Alert concerns the Office of Inspector General's view of practices it believes may implicate the anti-kickback statute when engaged in by clinical laboratories and health care providers. Several examples of possibly illegal laboratory services arrangements are given in that Fraud Alert. One of the examples cited involves arrangements between ESRD facilities and laboratories where the laboratory offers to perform, at a below market rate, the tests paid for through the composite rate paid by Medicare to ESRD facilities in order to obtain referral from the ESRD facility for non-composite rate tests. Also mentioned as an example in the Fraud Alert are certain situations involving laboratory waivers of charges to managed care patients where a provider participates in a managed care plan which either provides a bonus or other payment if utilization of ancillary services such as laboratory testing is kept below a particular level or imposes financial penalties if the provider's utilization of services exceeds pre-established levels. The Inspector General is concerned that the provider may enter into an arrangement with a laboratory that has not negotiated a fee schedule with a managed care plan under which the laboratory, to keep the provider's non-managed care business, agrees to write-off charges for the provider's managed care work. Other examples are given of inducements offered by clinical laboratories which may implicate the anti-kickback statute. The Company does not believe that it does not comply with this Fraud Alert or that, if required to make changes or modifications, compliance with this Fraud Alert will materially adversely affect the operations of the Company.

         In 1995 HHS created and implemented an interdisciplinary project, called "Operation Restore Trust," involving representatives of federal and state governments and the private sector to detect and investigate Medicare and Medicaid abuse and misuse in five states: California, Florida, Illinois, New York and Texas. HHS has stated that these five states were selected because they account for 40% of Medicare and Medicaid beneficiaries. Targeted for review are skilled nursing facilities, home health agencies, and durable medical equipment suppliers. Project activities have included, among others, financial audits by the OIG and HCFA, criminal investigations, referrals by OIG to appropriate law enforcement officials, and civil and administrative sanction and recovery actions. HHS is focusing on home care because it is one of the fastest growing areas in Medicare. Although the Company conducts home health agency activities in some of the five states targeted for review, the Company believes that its home health care business is in compliance with Medicare requirements.

         On August 21, 1996, President Clinton signed the "Health Insurance Portability and Accountability Act of 1996" (the "Act"), a package of health insurance reforms which include a variety of provisions important to health care providers, such as a provision establishing portability of health insurance and medical savings accounts and significant changes to the Medicare and Medicaid fraud and abuse laws. The fraud and abuse provisions will be effective January 1, 1997. While many of the provisions are self-implementing, some require further rulemaking by HHS. The Act established two programs that will coordinate federal, state and local health care fraud and abuse activities, to be known as the Fraud and Abuse Control Program and the Medicare Integrity Program. Under these programs, governmental and, in some cases, private entities may undertake a variety of activities (including medical, utilization and fraud review, cost report audits, secondary payor determinations and education of providers and beneficiaries with respect to program integrity and benefit quality assurance issues), new safe harbors may be created or edited and reports of fraud and abuse actions against providers will be shared. The Act further seeks to encourage whistleblower reports by individuals, such as beneficiaries, by providing for incentive payments for information that leads to recoveries or criminal or civil sanctions under the Medicare program. The Act further extends coverage of the fraud and abuse laws not only to all federally funded health care programs, e.g., CHAMPUS, except the federal employee health benefits program, but also to private health plans as well; however, the anti-kickback statute does not apply to private health plans. By virtue of these provisions, it may be that an individual provider has a greater risk of being subject to the federal fraud and abuse laws than prior to such changes.

         The Act also adds an additional exception to the anti-kickback statute for entities that have "risk sharing" arrangements that place the other party "at substantial financial risk for the cost or utilization" of items or services. The specifics of this exception are to be created by "negotiated rulemaking."

         The Act also sets forth a program intended to assist providers in understanding the requirements of the fraud and abuse laws. The Act first permits individuals to petition the Department for written advisory opinions regarding whether an arrangement constitutes prohibited remuneration under the federal anti-fraud and abuse laws, satisfies the requirement of an existing safe harbor and/or constitutes grounds for imposition of civil and criminal sanctions under the federal anti-fraud and abuse laws. Such opinions will be binding on HHS and the party receiving the opinions. HHS is required to publish regulations specifying the procedures governing the application and response processes respecting these advisory opinions. The Act further requires HHS to publish annual notices in the Federal Register soliciting proposals for modification to existing safe harbors and new safe harbors and to issue final rules implementing such changes or additions as the Secretary of the Department deems appropriate. Finally, any person may request that the Inspector General issue a special fraud alert informing the public of practices the Inspector General considers to be suspect or of a particular concern under Medicare or Medicaid.

         Under this Act, HHS must exclude individuals convicted of felony offenses related to health care fraud or controlled substances from Medicare and Medicaid for a minimum of five years. However, HHS retains its discretionary authority to determine whether to exclude individuals convicted of misdemeanor offenses related to health care fraud or controlled substances. The Act also increases significantly the amount of civil monetary penalties for offenses related to health care fraud and abuse, increasing civil monetary penalties from $2,000 plus twice the amount of each false claim to $10,000 plus three times the amount of each false claim. The Act newly and expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services (where "remuneration" includes waiver of all or part of the coinsurance and deductible amounts, unless not routine or based on the beneficiary's indigency, and transfers of items and services for free or for other than fair market value),
(3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, the Act creates a tougher burden of proof for the government by requiring that the government establish that the person "knowingly presented" a false or fraudulent claim, where "knowingly presented" is defined to require "deliberate ignorance" or "reckless disregard" of the law. Merely negligent conduct should not violate the Civil False Claims Act. The Act further adds health care fraud, theft, embezzlement, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health care programs, thus subjecting such acts to criminal penalties. Moreover, a court imposing a sentence on a person convicted of a federal health care offense may order the person to forfeit all real or personal property that is derived from the criminal offense. The Act did not clarify, modify or eliminate provisions of the Stark law.

         President Clinton has said that he would press for repeal of three provisions of the fraud package, namely those dealing with mandatory advisory opinions, the standard of intent in cases involving civil monetary penalties and an exception to the Medicare and Medicaid anti-kickback statute for managed care plans.

         Included in OBRA 1993 were provisions that significantly expanded the scope of the Ethics and Patient Referral Act, also known as the "Stark Law," beginning January 1, 1995. The Stark Law originally prohibited a physician from referring a Medicare patient to any entity for the provision of laboratory services if the physician or family member of the physician had an ownership or investment interest or compensation relationship with the entity and provided that the entity could not bill for services provided pursuant to a prohibited referral. The OBRA 1993 revisions expand the scope of the Stark Law by prohibiting the referral of a Medicare or Medicaid patient (and billing for such services) to an entity in which the physician or family member has an ownership or investment interest or compensation relationship if the referral is for any of a list of "Designated Health Services". Violations of the Stark Law are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in the Medicare and Medicaid programs and substantial fines, such as civil monetary penalties of up to $15,000 per claim against any person who presents or causes to be presented a claim for services that the person knows or should have known were furnished pursuant to a prohibited referral. In addition, civil monetary penalties of up to $100,000 can be imposed on any physician or entity who enters into a circumvention scheme to avoid the statutory prohibitions. The expanded Stark Law prohibits self referrals for eleven categories of items and services, including not only clinical laboratory services, but also inpatient and outpatient hospital services, physical therapy, occupational therapy, radiation therapy, radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, and outpatient prescription drugs. Because all of the Cancer Centers operate under the license of the hospital to which they are attached, the Company's services (including the services of its Cancer Centers, clinical laboratory and INFUSX) appear to be included in the list of Designated Health Services. Although the list of Designated Health Services also includes radiology services and radiation therapy, the legislation specifically provides that a request by a radiologist or radiation oncologist for radiology services or radiation therapy, respectively, does not constitute a referral if such services are furnished by or under the supervision of the radiologist or radiation oncologist pursuant to a consultation requested by another physician. The self-referral statute also includes a variety of other exceptions from the prohibitions, including exceptions involving rental of office space, bona fide employment relationships and personal service arrangements. Final regulations relating to clinical laboratory services only ("Stark I Final Regulations") were issued on August 14, 1995 and were effective September 13, 1995. The Stark I Final Regulations reflect substantial changes from the proposed rules published on March 11, 1992. The changes are due, in part, to the comments received and in part to retroactive statutory changes effected by the Omnibus Budget Reconciliation Act of 1993 and the Social Security Amendments of 1994. The Stark I Final Regulations address only referrals for clinical laboratory services. The Secretary has stated she intends to cover the other Designated Health Services under a separate rulemaking. However, she further took the position in the Stark I Final Regulations that the Stark I Final Regulations will affect how HCFA views referrals involving the Designated Health Services other than clinical laboratory services where the statutory language appears to apply equally to situations involving referrals for any of the Designated Health Services, including clinical laboratory services.

         HCFA has added a new exception to the Stark Law for services furnished in an ambulatory surgery center ("ASC") or an end stage renal dialysis facility or by a hospice, provided that such services are reimbursed by Medicare through the ASC rate, the ESRD composite rate, or as part of the per diem hospice rate, respectively. The Company believes that the language and legislative history of Stark I indicates that Congress did not intend to include laboratory services provided incidentally to dialysis services within the Stark I prohibition. However, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I.

         Due to the breadth of the statutory provisions in the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. The existing Stark Law and regulations have the effect of restricting the ability of a company to enter into financial relationships with certain physicians and physician organizations. While the Company does not believe it to be so, to the extent, if any, that it may be determined, or the Company may come to believe that, any of its financial relationships with physicians may not technically comply with the Stark Law, the Company intends to modify or eliminate those relationships so that they will either comply or qualify for one of the Stark Law's exemptions. For this reason, among others, the Company does not believe that the Stark Law will materially adversely affect the operations of the Company.

         Recent Congressional activity indicates that both Democrats and Republicans are interested in making substantial revisions to the Stark Law. For example, the 1994 budget reconciliation bill, which was vetoed by President Clinton, among other things, would have: (1) eliminated the application of the Stark Law to compensation relationships between physicians and the entities to which they make referrals; (2) limited the list of Designated Health Services to clinical laboratory services, items and services furnished by community pharmacies, magnetic resonance imaging and computerized tomography services, and outpatient physical therapy services; (3) delayed the implementation of the Stark I regulations until the promulgation of the Stark II regulations; (4) created a new exception for certain services provided in a "shared facility;"
(5) and revised certain current Stark Law exceptions and definitional language. It is not possible to anticipate whether Congress will consider similar legislation in the future, and no assurance can be given that the Company's activities will not be limited by future amendments to the Stark law.

         California has also passed a physician self-referral statute, commonly known as the "Speier Bill" or "PORA," which became effective January 1, 1995. Under this statute, referrals of patients for certain designated services by physicians if physicians or their immediate family members have direct or indirect ownership interests in, or direct or indirect compensation relationships with, the entity furnishing the services are prohibited unless the ownership interests or compensation relationships fall within certain narrow exceptions. The designated services subject to this prohibition include, but are not limited to, radiation oncology, laboratory, diagnostic imaging, physical therapy, physical rehabilitation, psychometric testing, home infusion therapy and diagnostic nuclear medicine. New York has enacted a similar self referral statute that prohibits physicians from referring patients for clinical laboratory, X-ray or imaging or pharmacy services to a provider with which the physician or his immediate family have any form of financial relationship, including an ownership or investment interest or compensation arrangement unless the financial interest falls within certain narrow exceptions. Violations of the California statute may result in criminal penalties, civil monetary penalties of up to $15,000 for each offense, and professional disciplinary action against the physician, including revocation of licensure. In addition, under both the California and New York statutes no payment may be made by any payor for services furnished pursuant to a prohibited referral. During the 1996 session of the California legislature, the Speier Bill was amended to provide that a financial interest would not include the receipt of capitation payments or other fixed prepayment amounts in exchange for a promise of the licensee to provide specified health care services to beneficiaries, or the receipt of remuneration by a medical director of a hospice, if the arrangement meets certain criteria. Moreover, the Speier Bill was further amended to exempt from the prohibition a referral by a licensee to an organization that owns or leases the general acute care, acute psychiatric or special hospital if the licensee is not compensated for the patient referral, the licensee does not receive any payment from the recipient of the referral that is based or determined on the number or value of any patient referrals and any equipment lease arrangement between the licensee and the referral recipient complies with other requirements of the Speier Bill. Due to the breadth of the statutory provisions in the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. These existing laws have the effect of restricting the ability of a company to enter into financial relationships with certain physicians and physician organizations. While the Company does not believe it to be so, to the extent, if any, that it may be determined that any of the Company's financial relationships with physicians may not comply with the Speier Bill or the New York Self Referral law, the Company intends to modify or eliminate those relationships so that they either comply or qualify for one of the exemptions under these statutes. For this reason, among others, the Company does not believe that these state self referral statutes will materially adversely affect the operations of the Company.

         Florida has been one of the leaders in enacting legislation to preclude or limit referrals by physicians to facilities in which they have an ownership, control or investment relationship. The Florida Patient Self-Referral Act precludes or limits referrals by physicians to facilities in which they have an ownership, control or investment relationship. The Company believes it is in compliance with the law.

         The Omnibus Budget Reconciliation Act of 1990 (P.L. 101-508) amended the Social Security Act to require that if a physician incentive plan of a prepaid health plan places a physician at substantial financial risk for services not provided directly, the prepaid plan must provide the physician with adequate and appropriate stop-loss protections, as specified by the Secretary of HHS, and conduct surveys of currently and previously enrolled members to assess access to services and satisfaction with the quality of such services. These requirements have been included in a new Medicare regulation, along with additional requirements limiting physician incentive arrangements, effective April 26, 1996. The new regulation is intended to curb the use of financial incentives by managed care organizations to reduce or limit medically necessary services to Medicare or Medicaid patients. The regulation applies to physicians furnishing care through health maintenance organizations, competitive medical plans and health insuring organizations. The incentive plans must also be disclosed to HCFA or the applicable state Medicaid agency, and, if requested, in more summary form to enrollees. HCFA may impose intermediate sanctions and authorize the Office of the Inspector General to impose civil monetary penalties for failure to comply with the regulation.

         Although the Company believes it complies in all material respects with currently applicable laws and regulations in the fraud and abuse area, the health care services industry will continue to be subject to substantial regulation in this area at the federal and state levels, the scope and effect of which cannot be predicted.

         A number of proposals for health care reform have been made in recent years, at both the federal and state level, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business and the Company is unable to predict the effect of such changes on the Company. It is uncertain what, if any, legislation will ultimately be implemented or whether any changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material effect on the results of the Company's operations.

         There is still a relative scarcity of both case law and binding administrative interpretations of the statutes and regulations in the area of fraud and abuse. As the law develops in this area and particularly now that the Congress has provided for issuance of advisory opinions in response to specific requests, more guidance may be available regarding the appropriateness of certain types of relationships involving physicians and the health care services industry generally. While the Company does not believe that any of its arrangements are inappropriate, in the event any are so determined, the Company will take appropriate action as may be necessary in order to be in compliance. However, no assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities or prosecutors, will not be limited by future legislation, or if such events occur, that the Company would not be subject to significant penalties, including fines and exclusion from Medicare, or that the Company's operations would not otherwise be adversely affected.

EMPLOYEES

         At November 1, 1996, the Company had approximately 1,600 employees. Less than twenty employees (primarily clerical workers) are subject to collective bargaining agreements and all of such employees are employed at two locations. The Company considers its relations with its employees to be good.

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

ITEM 2.           PROPERTIES

         The following table indicates the location, approximate size, date of commencement of operations and term of agreement for each of the Cancer Centers:


                                                                              Date
                                            Approximate                     Operations                         Term of
                                               Size                         Commenced                         Agreement
                                            -----------                     ----------                        ---------

    Cedars-Sinai                           20,000 sq. ft.                   June 1985                       To September 30,
    Comprehensive                          (interim space)                                                  1999
    Cancer Center                          53,000 sq. ft.                   January 1988
    Los Angeles, CA                        (permanent center)

    Comprehensive                          17,500 sq. ft.                   November                        10 years and
    Cancer Center                          (interim space)                  1988                            3 five-year
    at Mount Sinai                         58,000 sq. ft.                   November                        renewal options
    Medical Center                         (permanent center)               1995
    Miami Beach, FL

    Comprehensive                          15,000 sq. ft.                   March 1989                      10 years from
    Cancer Center                          (interim space)                                                  completion of
    at Temple                                                                                               all construction
    University                                                                                              and 2 five-year
    Philadelphia, PA                                                                                        renewal options

    Columbia JFK                           20,000 sq. ft.                   October                         To September 30,
    Medical Center                                                          1987                            1997
    Comprehensive
    Cancer Center
    Atlantis, FL

    Alta Bates Medical                     10,000 sq. ft.                   December                        15 years
    Center Comprehensive                   (interim space)                  1990
    Cancer Center                          43,000 sq. ft.                   May
    Berkeley, CA                           (permanent center)               1995

    Desert Hospital                        15,000 sq. ft.                   September                       10 years from
    Comprehensive                          (interim space)                  1989                            opening of the
    Cancer Center                          48,000 sq. ft                                                    permanent Center
    Palm Springs, CA                       (permanent center                                                and 3 five-year
                                           under construction)                                              renewal options

    South Florida                          9,000 sq. ft.                    June 1987                       15 years
    Comprehensive
    Cancer Center at
    Parkway Regional
    Medical Center
    No. Miami Beach, FL

    South Florida                          9,000 sq. ft.                    June 1987                       10 years
    Comprehensive
    Cancer Center at
    Columbia Kendall
    Regional Medical
    Center
    Miami, FL


                                           Approximate                      Operations                       Term of
                                               Size                         Commenced                       Agreement
                                           -----------                      ----------                      ---------

    University of                          25,000 sq. ft.                   April 1992                      35 years
    Kansas Cancer                          (interim space)
    Center, Kansas                         45,000 sq. ft
    City, Kansas                           (proposed
                                           permanent center)

    SHC Specialty                          95,000 sq. ft.                   October 1993                    Owned
    Hospital, Westlake,
    California

    Saint Vincents,                        25,000 sq. ft.                   November 1996                   20 years
    New York, New York                     (interim space)
                                           70,000 sq. ft.
                                           (proposed permanent
                                           center)

     In addition, the Company provides its services at a number of satellite and alternate site facilities primarily in Florida and California generally located in medical office services developments.

DIALYSIS CENTERS

   The Company operates the following ten facilities which provide chronic dialysis service on an outpatient basis. The following table indicates the location of the facility, number of stations approved for licensure, the year the facility was opened or acquired and the year in which the existing lease terminates:


                                                         Licensed                  Year
                                                         Stations                Facility                 Lease
                                                          As of                   Opened                Expiration
                                                         8/31/96                or Acquired                Date
                                                         --------               -----------             ----------
USHAWL-Cedars-Sinai Dialysis                                  25                     1983               August 2004
8635 W. Third
Cedars-Sinai
Medical Towers
Los Angeles, CA  90048

USHAWL-Villa Gardens Dialysis                                 35                     1972               December 2006
2723 W. Temple Street
Los Angeles, CA  90026

USHAWL-Doctors Dialysis                                       42                     1972               August 2006
706 E. 32nd Street
Los Angeles, CA  90011

USHAWL-Orange County                                           6                     1987               September 1998
Dialysis - North                                                                                        (one additional
1830 W. Romneya Drive                                                                                   5-year renewal
Anaheim, CA  92801                                                                                      option)

USHAWL-Mission                                                12                     1987               June 1999
Dialysis                                                                                                (two additional
27862 Puerta Real                                                                                       5-year renewal
Mission Viejo, CA  92691                                                                                options)




                                                              Licensed                  Year
                                                              Stations                Facility              Lease
                                                               As of                   Opened             Expiration
                                                              8/31/96                or Acquired              Date
                                                              --------               -----------          ----------

USHAWL-Orange County                                            10                   1988               December 2000
Dialysis West
16892 Bolsa Chica Road
Huntington Beach, CA  92661

USHAWL-Orange County                                            10                   1988               April 1997
Dialysis South
31736 Rancho Viejo Road
San Juan Capistrano, CA
92675

USHAWL-Desert Dialysis                                          20                   1990               December 1996(1)
345 Tachevah
Palms Springs, CA  92263

USHAWL-Orange County                                            25                   1993               September 1998
Dialysis - La Palma                                                                                     (three additional
1107 La Palma Ave                                                                                       5-year renewal
Anaheim, CA  92803                                                                                      options)

USHAWL-Hi Desert Dialysis                                       14                   1996               December 2000
58457 Twenty Nine Palms Hwy.                                                                            (three additional
Yucca Valley, CA  92284                                                                                 5-year renewal
                                                                                                        options)

(1) In January 1997, the Desert Dialysis facility will be relocated to 1061 Indian Canyon Drive North, Palm Springs, CA 92263. This facility will have 22 licensed stations, and a lease term expiring September 2001, with three additional five-year renewal options.

     In addition to the Cancer Centers and dialysis facilities described above, the Company presently leases its corporate and subsidiary headquarters and offices in Los Angeles, California. These headquarter premises are leased from Dr. and Mrs. Bernard Salick (the "Lessors"). The offices have approximately 35,000 square feet of space. The lease took effect in July 1991, and, at the time of occupying such premises, the Company vacated its prior premises which it had leased under leases from the Lessors and an unrelated third party. The lease contains a provision which, in the event of certain changes of control of the Company and the termination or significant changes in the terms or authority of Dr. Salick's employment with the Company thereafter and prior to the last two years of the term of the lease, permits the Lessors, if then the lessors of the building and at their option, to require the lessee of the building to (a) purchase the building at a formula purchase price, or (b) pay an assumption fee of $250,000. In light of these provisions, in connection with the April 1995 merger with Zeneca Limited, an agreement was entered into pursuant to which the Company will purchase this real property from the Lessors for $14,650,000 which purchase price is approximately $1,160,000 less than the formula purchase price in the lease.

         In October 1993, the Company purchased a 20,000 square foot building adjacent to its current corporate headquarters in Los Angeles for expansion of its Corporate and facility activities. The purchase price was $1,200,000 and the Company renovated and occupied the building in September 1995.

     In March 1995 the Company acquired at a cost of $4.675 million a 38,000 square foot building with adjacent land of some 15,000 square feet presently used for parking available for additional construction located across from the Cedars-Sinai Comprehensive Cancer Center in Los Angeles, California. The Company is developing the property to use for expansion of its existing programs including new and additional ambulatory and other outpatient services, principally surgery. If the additional land is built upon it will be used for similar purposes.

ITEM 3.  LEGAL PROCEEDINGS

         On July 3, 1996, Comprehensive Cancer Centers-West Valley, Inc. ("CCC"), a subsidiary of the Company, filed an action against C/HCA Development, Inc. ("CDI"), seeking specific performance of CDI's obligation to convey to CCC the former Westlake Medical Center and related assets ("the Hospital") pursuant to an Agreement for Services between CCC and CDI, dated March 16, 1995 (the "Agreement"). Pursuant to the Agreement, CCC was then operating the Westlake Comprehensive Cancer Center and nearby Westlake Comprehensive Breast Center (collectively, the "Center"), under the Hospital's license. CCC was compelled to file this action because CDI would not close the transaction, and threatened to shut down the Hospital and, therefore, the Center, on July 5, 1996, unless CCC agreed to accept a conveyance of the Hospital by a grant deed which provided that certain restrictions on the medical services CCC could offer following the sale, as described in the Agreement imposed upon the Company, would run with the land and bind all future purchasers of the Hospital. In 1995, CCC had rejected CDI's proposal that such a provision be included in the Agreement.

         On July 3, 1996, the Los Angeles Superior Court issued a temporary restraining order prohibiting CDI from closing the Hospital. CDI still refused to convey the Hospital without the condition that the use restrictions be binding on future purchasers so, on July 23, 1996, the Los Angeles Superior Court issued a preliminary injunction (the "Injunction") ordering CDI to convey the Hospital and related assets to CCC pursuant to the terms of the Agreement. On July 25, 1996, CDI conveyed the Hospital and related assets to CCC pursuant to the Injunction. On August 7, 1996, CCC and its indirect parent corporation Salick Health Care, Inc., filed a First Amended Complaint, alleging contract, tort and statutory causes of action against CDI and its indirect parent corporation, Columbia/HCA Healthcare Corporation ("Columbia/HCA"), including claims that the use restrictions in the Agreement are illegal and unenforceable restraints on trade under California's antitrust laws. The case remains at the pleading stage and neither CDI nor Columbia/HCA has yet filed an Answer to the First Amended Complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended August 31, 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


                                              PRINCIPAL OCCUPATION OR
NAME                                AGE       POSITION HELD WITH COMPANY
----                                ---       --------------------------

Bernard Salick, M.D.                57        Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and President

Leslie F. Bell                      56        Executive Vice President, Chief
                                              Financial Officer and
                                              Director

Michael T. Fiore                    42        Executive Vice President,
                                              Chief Operating Officer
                                              and Director

Sheldon S. King                     65        Executive Vice President

Patrick W. Jeffries                 43        Executive Vice President, Chief
                                              Development Officer and Director

Barbara Bromley-Williams            57        Senior Vice President-Professional
                                              Services and Director

Anthony LaMacchia                   42        Senior Vice President-Operations

Blair L. Hundahl                    42        Senior Vice President-Finance

Patricia Wilkinson                  55        Vice President-Dialysis Operations


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

         Mr. Jeffries joined the Company in December 1995 as Executive Vice President, Chief Development Officer and was elected a Director of the Company in January 1996. From 1985 to 1995, he was at McKinsey & Company, Inc., management consultants, serving clients in several industries including health care, aerospace electronics and information technology and became a partner in 1991. Prior to joining McKinsey & Company, Mr. Jeffries was a consultant with Deloitte-Touche and received his MBA from Cornell University.

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

         Mrs. Wilkinson joined the Company and became a Vice President in September 1987, upon the completion of the Company's acquisition of Orange County Dialysis. She currently serves in that capacity managing the Company's five Orange County dialysis centers, and Desert and Hi-Desert Dialysis (Palm Springs). Prior to the acquisition, Mrs. Wilkinson was employed by Orange County Dialysis, Inc. and, since its inception in 1972, served as its Chief Executive Officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock was traded in the NASDAQ National Market System under the symbol SHCI until the recapitalization resulting from the merger of the Company with an indirect wholly owned subsidiary of Zeneca Limited on April 13, 1995 as described in Note 7 to the Company's consolidated financial statements. Since that date all of the issued and outstanding common stock of the Company has been owned by a wholly owned subsidiary of Zeneca Limited. The high and low closing prices of the Common Stock during the 1995 fiscal year through April 13, 1995 by fiscal quarter are set forth on the following table:


                                                      High             Low
                                                      ----             ---

          1st quarter ended November 30, 1994        25 1/8           17 7/8

          2nd quarter ended February 28, 1995        35 1/2           24

          3rd quarter through April 13, 1995         36 1/2           35 1/8

     The Company's Callable Puttable Common Stock issued in the recapitalization has traded in the NASDAQ National Market System since April 13, 1995 under the symbol SHCID. The high and low closing prices during the fiscal quarters since April 13, 1995 are set forth below:


                                                                  High             Low
                                                                  ----             ---

          3rd quarter, April 13 to May 31, 1995                   35 5/8           34 1/4

          4th quarter ended August 31, 1995                       37               35

          1st quarter ended November 30, 1995                     37               35 3/4

          2nd quarter ended February 29, 1996                     38 1/4           36 1/4

          3rd quarter ended May 31, 1996                          39 1/2           37

          4th quarter ended August 31, 1996                       39 1/4           37 3/4

          No shares of Preferred Stock have been issued.

     Based upon security position listings and the Company's belief, it is estimated there were more than 1,100 holders of its Callable Puttable Common Stock as of November 15, 1996.

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

                                                                Years ended August 31,
                                                 (In thousands except per share amounts)
                                                 -------------------------------------------
                                                 1996      1995      1994      1993      1992
                                               --------  --------  -------   -------   ------

Operating revenues, net                        $163,439  $151,308  $131,529  $115,893  $95,056
Operating income                               $ 11,520  $ 17,442  $ 16,679  $ 14,418  $11,686
Income before income taxes
 and cumulative effect
 of change in accounting
 principle                                     $ 12,572  $ 11,451  $ 16,882  $ 14,387  $11,252
Cumulative effect on
 prior years (to August
 31, 1994) of expensing
 pre-operating costs as
 incurred, net of income
 taxes                                                   $ (3,588)
Net income (Note A)                            $  7,606  $    923  $ 10,380  $  8,976  $ 6,920
                                               ========  ========  ========  ========  =======

Earnings per share (Note A):
 Primary:
  Income before
   cumulative effect of
   change in accounting
   principle                                   $   0.67  $   0.44  $   1.19  $   1.05  $  0.94
  Cumulative effect on
   prior years (to
   August 31, 1994) of
   expensing pre-operating
   costs as incurred                                        (0.35)
                                               --------  --------  --------  --------  -------
  Net earnings per share                       $   0.67  $   0.09  $   1.19  $   1.05  $  0.94
                                               ========  ========  ========  ========  =======

 Fully diluted:
  Income before
   cumulative effect of
   change in accounting
   principle                                   $   0.67  $   0.45  $   1.10  $   0.98  $  0.88
  Cumulative effect on
   prior years (to August
   31, 1994) of expensing
   pre-operating costs as
   incurred                                                 (0.33)
                                               --------  --------  --------  --------  -------
  Net earnings per share                       $   0.67  $   0.12  $   1.10  $   0.98  $  0.88
                                               ========  ========  ========  ========  =======

                                                                Years ended August 31,
                                                 (In thousands except per share amounts)
                                                 -------------------------------------------
                                                 1996      1995      1994      1993      1992
                                               --------  --------  -------   -------   ------

Proforma amounts assuming
pre-operating costs are
retroactively expensed as
incurred:
  Net income                                   $  7,606  $  4,511  $  9,382  $  7,531  $  6,555
  Earnings per common
   share-assuming no
   dilution                                    $   0.67  $   0.44  $   1.08  $   0.88  $   0.89
  Earnings per common
   share-assuming full
   dilution                                    $   0.67  $   0.45  $   1.00  $   0.84  $   0.84


Note A: Pre-operating costs of $2,224,000 were expensed in 1995. In addition, net income was reduced by $3,588,000 due to the cumulative effect on prior years of the change in accounting principle to expensing pre-operating costs as incurred. In prior years, pre-operating costs were deferred and amortized over a three year period upon commencement of facility operations. This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to accounting principles used by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. The pro forma amounts shown in the five year comparative income statement, for the years prior to 1995, have been adjusted for the effect of retroactive application of the change.

         In addition, net income in 1995 was adversely affected due to non-recurring merger transaction expenses of $7,685,000 recorded in connection with the Company's Agreement and Plan of Merger with Zeneca.

                                                                                August 31,
                                                                              (In thousands)
                                                  ------------------------------------------------------------------

                                                    1996          1995           1994           1993          1992
                                                  --------      --------       --------       --------      --------
Working capital                                   $ 12,836      $ 29,975       $ 67,940       $ 63,503      $ 58,732
Total assets                                      $234,036      $207,098       $166,082       $146,401      $131,018
Long-term debt and
 capitalized leases                               $  9,092      $ 11,145       $ 39,548       $ 37,231      $ 33,676
Stockholders' equity                              $136,503      $129,428       $102,295       $ 91,431      $ 82,214

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO 1995

         Operating revenues increased for fiscal 1996 by 8% to $163,439,000 from $151,308,000 for fiscal 1995. Operating income decreased to $11,520,000 versus $17,442,000 for the previous year. In the 1996 fiscal year's fourth quarter, operating income decreased to $734,000 from $3,662,000 in the prior year's fourth quarter. For the fiscal year, income before income taxes and the cumulative effect of the change in accounting principle (described in Note 1 to the Company's consolidated financial statements), increased 10% to $12,572,000 in fiscal 1996 from $11,451,000 in fiscal 1995. Net income increased to $7,606,000 from $923,000 for the prior fiscal year and was 4.7% as a percentage of net revenues compared to 0.6% in the prior year. Primary and fully diluted earnings per share were $0.67 in the current fiscal year compared to $0.09 and $0.12, respectively, in the prior period. Fourth quarter primary and fully diluted earnings per share were $0.01, down from $0.25 in the prior year quarter.

         Net income and earnings per share were adversely affected in fiscal 1995 year due to non-recurring merger transaction expenses of $7,685,000 ($252,000 of which were recorded in the fourth quarter) in connection with the Company's Agreement and Plan of Merger with Zeneca Limited. The merger transaction expenses primarily included legal and accounting fees, travel and other expenses and investment banking fees,a portion of which the Company believes is not payable until the acquisition of the remainder of the Company's callable puttable common stock.

         Net income and earnings per share were adversely affected in fiscal years 1996 and 1995 by the Company's change in accounting principle in fiscal 1995 from deferral of pre-operating costs to expensing such costs when incurred, as described in Note 1 to the consolidated financial statements. The Company adopted this new method of accounting for pre-operating costs as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to the accounting principles used by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity.

         Fiscal year 1996 and fourth quarter results reflect an increase in business, particularly in the volume of the Company's managed care business which generally has lower reimbursement rates. Other changes, primarily reductions in reimbursement rates, resulted in an increase in the Company's contractual allowance expense. Operating income and net income were also adversely affected by an increase in expenses related to the expansion of the Company's services and programs, additional costs in connection with the opening and operations of permanent facilities in Alta Bates and Mount Sinai Comprehensive Cancer Centers, operations of the Company's recently acquired Walnut Creek, California facility which is affiliated with Alta Bates Comprehensive Cancer Center, start up costs for the Comprehensive Cancer
Center at Saint Vincents Medical Center in New York, costs associated with the purchase and startup of SHC Specialty Hospital, including litigation to protect the Company's right to purchase the former Westlake Medical Center, and the expansion of programs and the addition of personnel and related costs to support and expand the Company's development, strategic planning, information systems and physician network activities. The Company expects increased expenses relating to the startup of SHC Specialty Hospital as well as expenses relating to general business expansion to continue into fiscal 1997.

         Net interest income decreased to $638,000 in the current fiscal year as compared to $1,223,000 resulting from lower capitalization of interest on borrowings for construction projects, increased borrowings under a bank line of credit and reduced funds invested in marketable securities. Net investment gains of $451,000 in the current fiscal year versus net investment losses of $104,000 in the prior period resulted from having realized capital gains in liquidating a portion of the investment portfolio under improved market conditions. The Company does not expect this trend to continue as portfolio reductions, necessitated by the Company's expansion activities, cannot be timed to cyclical market conditions. While not affecting operating income, this may reduce pre-tax and net income.

         Operating results have been and will continue to be adversely affected by reductions in reimbursement rates mandated by Congress, including those pursuant to the Omnibus Budget Reconciliation Acts (OBRA) of 1990-1993 which impact health care providers for many services provided to Medicare beneficiaries. The principal reductions applicable to the Company are a continuation of the 5.8% reduction in reimbursement of outpatient cost-based programs through federal fiscal year 1998; a continuation of the 10% reduction in hospital outpatient capital reimbursement through federal fiscal year 1998; and a change in the manner of reimbursement for Erythropoietin for dialysis patients, effective January 1, 1991 which was further reduced beginning on January 1, 1994. The Company has implemented strategies, including programs to increase both Medicare and non-Medicare patient volume and the implementation of cost control programs, that have mitigated the effect of these changes. See "Impact of Inflation and Changing Regulation" and Item 1. BUSINESS - "Governmental Regulations."

         Total operating expenses relative to operating revenues for fiscal 1996 increased 4.5% before interest income and investment expense, as compared to the prior year. Medical supplies and services expense increased by $6,440,000 during the period, a 2.6% increase as a percentage of revenues, reflecting claims payments resulting from the Company's disease state managed care program, increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Salaries and related costs including additional professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations and increases in compensation and payroll taxes, increased $5,483,000 in the period, and increased 0.3% as a percentage of operating revenues. As compared to the prior year, other administrative expenses for fiscal 1996 increased 0.9% relative to operating revenues, primarily due to the incremental effect of increased operations. Contract and occupancy costs increased 0.1% during the period, as a percentage of net operating revenues, principally resulting from expansion of operations and escalation provisions of facilities' rents and contractual obligations. Depreciation and amortization increased by $1,529,000 during fiscal 1996 primarily because of completion of the permanent centers and equipment placed in service at the Alta Bates and Mt.Sinai permanent Cancer Centers in fiscal 1996.

         Income taxes were calculated at a 39.5% effective rate in fiscal 1996 versus 60.6% in fiscal 1995 because merger transaction expenses incurred in fiscal 1995 are substantially non-tax deductible.

FISCAL YEAR 1995 COMPARED TO 1994

         Operating revenues increased for fiscal 1995 by 15% to $151,308,000 from $131,529,000 for fiscal 1994. Operating income increased by 4.6% to $17,442,000 versus $16,679,000 for the previous year. In the 1995 fiscal year's fourth quarter, operating income decreased 19% over the prior year's fourth quarter, resulting from a charge to operating revenues of $1,500,000, reflecting a change in estimation of the collectibility of certain accounts receivable. Income before income taxes and the cumulative effect of the change in accounting principle (described in Note 1 to the Company's consolidated financial statements), decreased 32.2% to $11,451,000 from $16,882,000 in fiscal 1994 due to merger transaction expenses and costs expensed in the current year which were deferred as pre-operating costs in prior years, as discussed below. Net income decreased 91% to $923,000 from $10,380,000 for the prior fiscal year and was 0.6% as a percentage of net revenues compared to 7.9% in the prior year. Primary and fully diluted earnings per share were $0.09 and $0.12, respectively, in the current fiscal year, down from $1.19 and $1.10, respectively, in the prior period. Fourth quarter primary and fully diluted earnings per share were $0.25, down from $0.32 and $0.30, respectively, in the prior year quarter. Increases in revenues and operating income resulted from growth in patient volumes and services at the Company's existing facilities, as well as the Company's recently introduced disease state managed care program, SalickNet, the results of which were included for the first time in the first quarter of 1995.

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


LIQUIDITY AND CAPITAL COMMITMENTS

         Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1997. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at August 31, 1996 was $12,836,000. The decrease in working capital during the current fiscal year as compared to fiscal 1995 is principally the result of completion of the Alta Bates and Mount Sinai permanent cancer centers, as well as the acquisition of the SHC Specialty

Hospital, formerly Westlake Medical Center. The increase in accounts receivable at August 31, 1996 as compared to August 31, 1995 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's existing and newly established cancer centers and dialysis facilities.

         The Company's principal sources of liquidity consist of cash on hand, marketable securities, interest-bearing investments, internal cash flow and bank lines of credit of $80,000,000. At August 31, 1996, $44,598,000 had been borrowed under the revolving bank line of credit and $10,000,000 had been converted to long-term debt payable over five years. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

         At August 31, 1996, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has decreased the carrying value of its portfolio to fair value of $39,070,000 from cost of $39,629,000. As of August 31, 1996, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade aggregated $5,153,000 at fair value, with cost of $5,257,000. The single largest investment in one company's securities approximated $1,095,000 in cost with fair value of $1,057,000.

         Capital expenditures for fiscal year 1997 are presently estimated to be approximately $98,500,000. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

IMPACT OF INFLATION AND CHANGING REGULATION

         The largest single component of the Company's revenue continues to be reimbursement at rates which are set or regulated by federal or individual state authorities. These reimbursement rates are also subject to periodic adjustment for certain factors, including changes in legislation and regulations, those imposed pursuant to the federal and individual state budgets, inflation, area wage indices and costs incurred in rendering the services. The reimbursement rates may in the future, as they have in the past, also be affected by cost containment and other legislation, competition, third party payor changes or other governmental administrative controls or limitations. Changes in the Medicare and Medicaid system and reimbursement have been proposed by both Republican and Democrat members of Congress at various times. The ultimate impact of any such changes on the Company's business cannot be predicted, although there is not assurance that it will be able to do so in the future, in part due to budgetary constraints and the rapidly evolving changes in the health care system generally. The Company has developed and/or implemented plans to deal with this situation and notes that in the past as reimbursement reductions or changes have occurred, the Company has previously been able to improve operations by an increased market share and greater efficiency although there is not assurance that it will be able to do so in the future.

         Under federal Medicare law, most hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") based on such factors as primary admitting diagnosis and surgical procedure. Payment to hospitals for the care of a patient covered under the DRG system is generally set at a predetermined amount based on the DRG assigned to the patient. The federal government, as well as many states and third party payors, are investigating or have adopted these or other modifications to their reimbursement formula in an effort to contain costs. This type of program provides an incentive for hospitals to plan and deliver their services more efficiently.

         The Omnibus Budget Reconciliation Act of 1990 amended the definition of "inpatient hospital services" to include all services for which payment may be made under the DRG system that are provided by a hospital or an entity wholly-owned or operated by the hospital to a patient during the three days immediately preceding the date of the patient's admission (or one day for hospitals and hospital units excluded from the DRG system under technical changes enacted in October 1994), if such services are diagnostic services (including clinical diagnostic laboratory tests) or are other services related to the admission, as defined by the Secretary of Health and Human Services ("the Secretary"). Such services are not reimbursable separately as hospital outpatient services under Medicare Part B. These provisions have been in effect since 1991. On January 12, 1994, the Secretary issued interim final regulations implementing this provision and on September 1, 1995, the Secretary announced she would revise the regulations to recognize that only the one day immediately preceding the date of the patient's admission would be considered to be not reimbursable separately as hospital outpatient services for hospitals and hospital units excluded from the DRG system. However, the Secretary has not yet revised the regulations to this effect.

         In recent years there have been a number of statutory and regulatory changes that affect Medicare reimbursement for services furnished to hospital outpatients. Prior to October 1, 1987, Medicare generally had reimbursed hospital outpatient services on the basis of the reasonable costs (as determined pursuant to regulations) incurred by the hospital. On October 1, 1987, Medicare began reimbursing hospitals for certain surgery services furnished to hospital outpatients on the basis of the lower of reasonable costs or an amount based on a blend of the hospital's reasonable costs and a prospectively set fee schedule amount. On October 1, 1988, this blended payment system was extended to radiology services furnished to hospital outpatients; the blended payment system was extended further to certain other diagnostic services on October 1, 1989. In addition, the amount of the blend that is based on the hospital's reasonable costs has decreased; currently, the blend is based 42% on hospital costs for surgery and radiology services, and 50% on hospital costs for other diagnostic services. For surgery services reimbursed under the blend, the fee schedule portion of the blend is based on the amount of payment that ambulatory surgery centers would receive for the procedure. For radiology and diagnostic services reimbursed under the blend, the fee schedule portion of the blend is based on the amount that physicians would receive if the procedure were furnished in a physician's office under the Medicare physician fee schedule.

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

         The Health Care Financing Administration ("HCFA"), a division of the Department of Health and Human Services ("HHS"), which administers the Medicare program, issued on July 2, 1996 a proposed rule revising payment policies under the Medicare physician fee schedule for calendar year 1997. Among other changes, that proposed rule would make comprehensive changes in the way that the geographic adjustment factors for physician fee schedule payments are determined; HCFA would prefer to shift to statewide, rather than more local, regions in setting the factors in the belief that administration will be simplified and physicians will be encouraged to practice in rural areas by reducing urban/rural payment differentials. By going to statewide regions, also known as "localities," there may be "losing" (usually urban) areas and "winning" (usually rural) areas within a state if a conversion is made. It is unknown what the final rule will look like, if and when issued, but reimbursement for hospital outpatient services covered by the blended rate, which is based in part on the physician fee schedule amount, may decrease if the statewide region or locality rule is promulgated.

         There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that HCFA prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress, and, to date, Congress has not included such a change in any legislation. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. However, HCFA has indicated recently that it may implement the system with respect to ambulatory surgery services, because it believes it has sufficient statutory authority, and expects to issue a regulation regarding such use perhaps as early as late 1996. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

         Through HCFA, HHS issued a program memorandum effective August, 1996 which sets forth the criteria for "provider-based designations," i.e., the circumstances under which multiple provider facilities may be designated as one facility for Medicare accounting and cost allocation purposes. Hospitals frequently seek provider-based designations for skilled nursing facilities, home health agencies, rural health clinics and physician clinics as "outpatient departments" of the hospital. HCFA's intent in issuing this memorandum appears to be to limit the granting of provider-based designations and thereby limit the allocation of certain hospital costs from inpatient areas to outpatient areas. Among other reasons, HCFA believes both that such allocations increase Medicare payments and Medicare beneficiary copayments and that it pays more for services rendered in provider-based facilities than in freestanding facilities. Eight tests are set forth in the memorandum. Although the memorandum indicates that each must be met before an entity may be designated part of a provider, HCFA has subsequently taken the position that there may be some circumstances where not all tests must be met. The memorandum has not yet been revised to reflect this position. The eight tests include requirements for: common accreditation, licensure and governance; physical proximity to the provider; service of the same patient population; integrated clinical services; and integrated financial operations. In addition, the director of the outpatient area must be under the direct day-to-day supervision of the hospital-provider. The HCFA Regional Offices continue to have the decision-making responsibility regarding whether an entity meets the eight tests. However, HCFA has warned that in applying this memorandum, the Regional Offices may identify previous provider-based decisions that are not in accordance with the test criteria and in those cases, the Regional Offices are free to correct those erroneous designations. If such corrections result in loss of provider-based status, the change will be prospective only in nature. This policy, termed a "clarification" by the government, may be subject to challenge in the courts. Although the Company believes that its facilities meet the requirements of the Memorandum where they have been designated provider-based entities, it is difficult to ascertain how such requirements will be interpreted (most importantly if all eight tests must be met) and loss of such status would likely result in reduced Medicare reimbursement in the future.

         Florida has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). The Company believes it is in compliance with the law.

         Florida has made a commitment to the utilization of Managed Care for the Medicaid population of the state. To this end, the Florida Legislature adopted Chapter 96-199, Laws of Florida. This Act provides that Medicaid recipients who do not voluntarily select a managed care plan or MediPass provider, must be enrolled by the Agency for Healthcare Administration (the "Agency") into either a managed care plan or MediPass program. Accordingly, Medicaid recipients who fail to make a voluntary choice will be given mandatory assignment to a plan or the MediPass program. The Agency will contract with a limited number of HMOs who meet a based scoring criteria. After implementation, a substantial majority of the state's Medicaid population of more than 1.5 million will be in a prepaid plan as opposed to less than the current 25% of that group who have voluntarily enrolled in HMOs. The Agency expects to reduce per capita rate by competitive bidding process. The Request for Proposal ("RFP") requires a bid range for rates that is substantially below the current contract rate. It also expects to reduce number of Medicaid prepaid contractors in the state through bid threshold elimination. The Agency has issued an RFP with a scheduled award date of February 1, 1997.

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

         To the extent that legislation or regulations may be enacted in the future which may include outpatient services furnished to Medicare beneficiaries in a prospective payment system, the Company cannot predict whether or to what extent such a change would adversely affect its revenues or earnings. For 1997 both parties have stated that Congress will consider extensive changes to the Medicare and Medicaid programs. Medicare changes under consideration include, among others, (1) a change in the formula used to calculate hospital outpatient reimbursement under the blended payment system which generally would result in reducing reimbursement amounts to hospitals; (2) an extension of the current 5.8% reduction in hospital outpatient reasonable cost reimbursement through the year 2002; (3) an extension of the current 10% reduction in reimbursement for hospital outpatient department capital-related costs through the year 2002; (4) the introduction of a prospective payment system for home health services; (5) the bundling of post-acute care services, such as skilled nursing facility services and home health care, into the hospital prospective payment system; (6) an extension in the reduction in updates to payment amounts for clinical diagnostic laboratory tests through the year 2002; (7) the elimination of updates in payments for ambulatory surgical center services through the year 2002; (8) various other reductions in the amount of payment for physician and hospital services; and (9) the introduction of additional choices of health plans for Medicare beneficiaries in addition to the current fee-for-service and Medicare HMO option. Medicaid changes include the replacement of the existing federal/state program with block grants to the states and reduced federal oversight over state plans. The enactment of large cuts in the amount of Medicare and Medicaid reimbursement for providers could have an adverse effect on the Company's revenues. At this point in time, the Company is unable to predict how the enactment of any such changes in the Medicaid Program and proposed changes in Medicare might affect the Company in the future.

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

         FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are forward-looking. These statements involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include those described in "Impact of Inflation and Changing Regulation" and Item 1. BUSINESS -- "Governmental Regulation," the effects of changes in and/or interpretations of applicable law and governmental regulations, changes in reimbursement rates and, requirements, competition and the Company's ability to improve operations and, obtain any required certificate of need or meet licensing standards or requirements, increase market share, increase efficiencies and patient volumes, operations and successfully continue implementation of cost controls.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements
                             and Supplementary Data

                                                                Page
                                                               Numbers
                                                               -------
Report of Independent Accountants......................          51

Consolidated Statements of Income for each of the
  Three Years in the Period Ended August 31, 1996......        52-53

Consolidated Balance Sheets at August 31,
  1996 and 1995........................................        54-55

Consolidated Statements of Cash Flows
  for each of the Three Years in the
  Period Ended August 31, 1996.........................        56-57

Consolidated Statements of Stockholders'
  Equity for each of the Three Years in the Period
  Ended August 31, 1996................................        58-60

Notes to Consolidated Financial Statements.............        61-73


Financial Statement Schedule

  VIII   -   Allowance for Doubtful Accounts...........          74




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Salick Health Care, Inc.


                  In our opinion, the consolidated financial statements listed in the index appearing on page 50 present fairly, in all material respects, the financial position of Salick Health Care, Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-operating costs in fiscal 1995.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Los Angeles, California
November 6, 1996

                            SALICK HEALTH CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                              YEARS ENDED AUGUST 31,
                                               -------------------------------------------------
                                                   1996              1995               1994
                                               ------------      ------------       ------------
Revenues:
  Operating revenues, net (Note 1)             $163,439,000      $151,308,000       $131,529,000
                                               ------------      ------------       ------------
Expenses:
  Medical supplies and services                  33,038,000        26,598,000         20,121,000
  Salaries and related costs                     67,055,000        61,572,000         54,497,000
  Other administrative expenses                  24,869,000        21,736,000         17,851,000
  Contract and occupancy costs
   (Notes 3 and 4)                               17,217,000        15,749,000         13,867,000
  Depreciation and amortization
   (Note 1)                                       9,740,000         8,211,000          8,514,000
                                               ------------      ------------       ------------
    Total expenses                              151,919,000       133,866,000        114,850,000
                                               ------------      ------------       ------------
Operating income                                 11,520,000        17,442,000         16,679,000
Merger transaction expenses (Note 7)                               (7,685,000)
Net interest income (expense)
     (Notes 1,4,5 and 6)                            638,000         1,223,000           (663,000)
Net investment gains (losses)
   (Note 1)                                         451,000          (104,000)           219,000
Minority interest (Note 9)                          (37,000)          575,000            647,000
                                               ------------      ------------       ------------
Income before income taxes and
    cumulative effect of change in
    accounting principle                         12,572,000        11,451,000         16,882,000
Provision for income taxes
  (Note 8)                                        4,966,000         6,940,000          6,502,000
                                               ------------      ------------       ------------
Income before cumulative effect
    of change in accounting
    principle                                     7,606,000         4,511,000         10,380,000
Cumulative effect on prior years
    (to August 31, 1994) of
    expensing pre-operating costs
    as incurred (Note 1)                                           (3,588,000)
                                               ------------      ------------       ------------
Net income                                     $  7,606,000      $    923,000       $ 10,380,000
                                               ============      ============       ============

Earnings per share (Note 1)
 Primary:
    Income before cumulative effect
      of change in accounting
      principle                                $       0.67      $       0.44       $       1.19
    Cumulative effect on prior years
      (to August 31, 1994) of
      expensing pre-operating costs
      as incurred                                                       (0.35)
                                               ------------      ------------       ------------
    Net earnings per share                     $       0.67      $       0.09       $       1.19
                                               ============      ============       ============
 Fully diluted:
    Income before cumulative effect
      of change in accounting
      principle                                $       0.67      $       0.45       $       1.10
    Cumulative effect on prior years
      (to August 31, 1994) of
      expensing pre-operating costs
      as incurred                                                       (0.33)
                                               ------------      ------------       ------------
    Net earnings per share                     $       0.67      $       0.12       $       1.10
                                               ============      ============       ============

                            SALICK HEALTH CARE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)



                                                             YEARS ENDED AUGUST 31,
                                               -------------------------------------------------
                                                   1996              1995               1994
                                               ------------      ------------       ------------


Weighted average number of
  shares used in computing
  earnings per share:

  Primary                                       11,309,000         10,311,000           8,709,000
                                               ===========        ===========         ============

  Fully diluted                                 11,309,000         10,960,000          10,576,000
                                               ===========        ===========         ============

Proforma amounts assuming
  pre-operating costs are
  retroactively expensed as
  incurred:
Net income                                     $ 7,606,000        $ 4,511,000         $ 9,382,000
Earnings per share:
    Primary                                    $      0.67        $      0.44         $      1.08
    Fully diluted                              $      0.67        $      0.45         $      1.00


See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         AUGUST 31,
                                                ---------------------------
      ASSETS                                        1996            1995
                                                ------------      ---------
Current assets:
  Cash                                          $     36,000      $    642,000
  Marketable securities (Note 1)                  39,070,000        44,631,000
  Accounts receivable, less allowance
   for doubtful accounts of $3,636,000
   and $2,885,000 (Note 1)                        50,470,000        36,248,000
  Inventories (Note 1)                             2,169,000         1,305,000
  Prepaid expenses                                 1,937,000         1,677,000
  Other current assets                             2,744,000         1,967,000
  Refundable income taxes (Note 8)                 1,415,000         2,545,000
  Deferred income taxes (Note 8)                   1,436,000         5,047,000
                                                ------------      ------------
    Total current assets                          99,277,000        94,062,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $41,711,000 and $32,841,000
 (Notes 1 and 4)                                 121,460,000       101,651,000
Deposits                                             745,000           725,000
Deferred income taxes (Note 8)                       321,000
Goodwill, net (Notes 1 and 9)                      6,213,000         5,494,000
Other assets                                       6,020,000         5,166,000
                                                ------------      ------------
                                                $234,036,000      $207,098,000
                                                ============      ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank (Notes 5 and 6)         $ 44,598,000      $ 18,072,000
  Accounts payable and accrued liabilities
   (Note 2)                                       38,767,000        41,063,000
  Current portion of long-term
   obligations (Notes 4 and 6)                     3,076,000         4,952,000
                                                ------------      ------------
    Total current liabilities                     86,441,000        64,087,000
Deferred income taxes (Note 8)                                          67,000
Capitalized lease obligations, less
 current portion (Note 4)                          4,278,000         5,235,000
Long-term debt, less current portion
  (Notes 5 and 6)                                  4,814,000         5,910,000
Other liabilities                                  2,000,000         2,400,000
Minority interest (Note 9)                                             (29,000)
                                                ------------      ------------
   Total liabilities                              97,533,000        77,670,000
                                                ------------      ------------

                            SALICK HEALTH CARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         AUGUST 31,
                                                ---------------------------
      ASSETS                                        1996            1995
                                                ------------      ---------

Commitments and contingencies (Notes 3 and 4)
Stockholders' equity (Note 7)
  Preferred stock, $.001 par value
   5,000,000 shares authorized,
   none issued
  Common stock, $.001 par value,
   15,000,000 authorized, 5,657,115
   shares issued and outstanding                       6,000          6,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,640,082 and 5,634,082
   issued and outstanding                              5,000          5,000
  Additional paid in capital                      79,810,000     79,738,000
  Unrealized holding (losses) gains                 (559,000)        44,000
  Retained earnings                               57,241,000     49,635,000
                                                ------------   ------------
   Total stockholders' equity                    136,503,000    129,428,000
                                                ------------   ------------
                                                $234,036,000   $207,098,000
                                                ============   ============

See accompanying notes to consolidated financial statements.



                            SALICK HEALTH CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED AUGUST 31,
                                             -------------------------------------------
                                                1996            1995            1994
                                                ----            ----            ----
Cash flow provided (used) by operations:
  Net income                                 $  7,606,000   $    923,000     $ 10,380,000
Add items not requiring cash:
  Depreciation and amortization                 9,740,000      8,211,000        8,514,000
  Amortization of debt issue
      costs                                                       23,000           66,000
  Vested shares issued under
   management incentive plan                                       6,000           49,000
  Deferred income taxes                         3,223,000     (4,284,000)        (477,000)
  Minority interest in income
   (loss), net of distributions                    29,000       (711,000)        (666,000)
Cumulative effect on prior
 years (to August 31, 1994) of
 expensing pre-operating costs
 as incurred                                                   5,981,000
Merger transaction expenses                                    6,423,000
Changes in assets and liabilities:
  Accounts receivable                         (14,222,000)    (6,564,000)      (3,318,000)
  Inventories                                    (864,000)      (134,000)        (238,000)
  Prepaid expenses                               (260,000)       575,000         (394,000)
  Other current assets                           (777,000)       437,000           26,000
  Pre-operating costs                                           (728,000)      (2,644,000)
  Deposits and other assets                      (964,000)     1,170,000         (667,000)
  Accounts payable and
   accrued liabilities                          6,159,000      2,692,000          228,000
  Refundable income taxes                       1,130,000     (2,545,000)       1,296,000
  Income taxes payable                                          (537,000)         537,000
                                             ------------    ------------     ------------
Net cash flow provided
 by operations                                 10,800,000     10,938,000       12,692,000
                                             ------------    ------------     ------------

Cash flow provided (used) by investing
activities:
  Proceeds from sales of
   marketable securities                       49,318,000     58,049,000       32,338,000
  Investment in marketable
   securities                                 (44,360,000)   (56,732,000)     (34,742,000)
  Additions to property
   and equipment                              (28,891,000)   (32,264,000)     (18,105,000)
  Payment for purchase
   of acquisitions                             (1,138,000)      (231,000)        (248,000)
  Payments received on amounts
   due from minority interest                                                   3,314,000
                                             ------------    ------------     ------------
Net cash flow used by
 investing activities                         (25,071,000)   (31,178,000)     (17,443,000)
                                             ------------   ------------      ------------

                            SALICK HEALTH CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED AUGUST 31,
                                             -------------------------------------------
                                                1996            1995            1994
                                                ----            ----            ----
Cash flow provided (used) by
financing activities:
  Exercise of stock options                  $     72,000   $   4,777,000   $    619,000
  Tax effect of stock options
    exercised credited to
    paid in capital                                             1,985,000
  Reduction of capitalized
   lease obligations                             (973,000)     (1,017,000)      (711,000)
  Increase (decrease) in
   long-term debt                              (5,426,000)     (1,857,000)     4,105,000
  Notes payable to bank, net                   26,526,000      15,072,000
  Stock registration costs
   charged to paid in capital                                    (580,000)
  Accrued interest on
     convertible debentures
     credited to paid in capital                                  810,000
  Special distribution to
     stockholders                              (6,534,000)
                                             ------------    ------------    ------------
Net cash flow provided by
 financing activities                          13,665,000      19,190,000      4,013,000
                                             ------------    ------------    ------------

Decrease in cash                             $   (606,000)   $ (1,050,000)   $  (738,000)
Cash, beginning of period                         642,000       1,692,000      2,430,000
                                             ------------    ------------    ------------
Cash, end of period                          $     36,000    $    642,000    $ 1,692,000
                                             ============    ============    ============

Schedule of non-cash investing
and financing activities:
  Conversion of 7.25% convertible
   subordinated debentures due
   January 31, 2001 into
   common stock                                              $ 25,573,000    $    342,000
                                                             ============    ============
  Capital lease
   obligations incurred for
   property and equipment                    $     70,000    $  2,250,000    $    321,000
                                             ============    ============    ============
  Unrealized holding gains
   (losses)                                  $    603,000    $    570,000    $   (526,000)
                                             ============    ============    ============
  Accrual for purchase of
   corporate headquarters                                    $ 14,650,000
                                                             ============
  Deferred bond issue costs
   charged to paid in capital
   upon conversion of the
   the subordinated debentures                               $    400,000
                                                             ============
  Special distribution payable
   to stockholders                                           $  6,534,000
                                                             ============
  Westlake Joint Venture
   settlement credited against
   amounts due from venture
   partner                                                   $  2,565,000
                                                             ============


          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          COMMON STOCK (NOTE 7)
                                 ----------------------------------------
                                                    CALLABLE PUTTABLE
                                 COMMON STOCK         COMMON STOCK                                         UNREALIZED
                                 ----------------   ---------------------     ADDITIONAL      UNEARNED       HOLDING
                                            PAR                      PAR       PAID IN          STOCK         GAINS      RETAINED
                                 SHARES     VALUE   SHARES          VALUE      CAPITAL         AWARDS       (LOSSES)     EARNINGS
                                 ------     -----   -----           -----     ----------     ---------     ----------    --------

Balance at August 31,
  1993                           8,341,736  $8,000                  $         $53,146,000    $(55,000)    $              $38,332,000
  Shares issued on exer-
    cise of stock options           91,469                                        630,000
  Conversion of 7.25%
    subordinated deben-
    tures                           24,425                                        342,000
  Amortization of shares
    issued in prior years
    under management
    incentive plan                                                                             49,000
  Forfeiture of shares
    issued under manage-
    ment incentive plan             (1,117)                                       (11,000)
  Valuation allowance to
    reduce portfolio to
    fair value                                                                                              (526,000)
Net income                                                                                                                10,380,000
                                 ---------  ------  -------          -----    -----------     -------     ----------     -----------
Balance at August 31,
  1994                           8,456,513   8,000                             54,107,000      (6,000)      (526,000)     48,712,000
  Shares issued on
    exercise of stock
    options                        578,354   1,000  406,625                     4,777,000
  Additional shares
    issued upon
    recapitalization                23,000
  Tax effect of stock
    options exercised
    credited to paid
    in capital                                                                  1,985,000
  Conversion of 7.25%
    subordinated deben-
    tures                        1,826,734   2,000                             25,573,000

                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK (NOTE 7)
                                   -----------------------------------------
                                                           CALLABLE PUTTABLE
                                      COMMON STOCK            COMMON STOCK                               UNREALIZED
                                   ------------------       ----------------    ADDITIONAL     UNEARNED    HOLDING
                                                 PAR                    PAR      PAID IN        STOCK      GAINS        RETAINED
                                   SHARES       VALUE       SHARES     VALUE     CAPITAL        AWARDS    (LOSSES)      EARNINGS
                                   ------       -----       -----      -----    ----------    ---------  ----------     --------

  Accrued interest on
    debentures at
    conversion                                 $                      $        $   810,000      $        $            $
  Conversion of common
    stock into callable
    puttable common
    stock at merger              (5,227,486)    (5,000)   5,227,457    5,000
  Deferred bond issue
    costs charged to
    paid in capital                                                               (400,000)
  Stock registration
    costs charged to
    paid in capital                                                               (580,000)
  Special distribution
    payable to stock-
    holders                                                                     (6,534,000)
  Amortization of
    shares issued in
    prior years under
    management incentive
    plan                                                                                         6,000
  Valuation allowance to
    increase portfolio to
    fair value                                                                                             570,000
  Net income                                                                                                              923,000
                                 ----------    - -----    ---------   ------   -----------      ------   ---------    -----------

Balance at August 31,
  1995                            5,657,115      6,000    5,634,082    5,000    79,738,000         -0-      44,000     49,635,000
  Shares issued on exer-
    cise of stock options                                     6,000                 72,000
  Valuation allowance to
    reduce portfolio to
    fair value                                                                                            (603,000)


                            SALICK HEALTH CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       COMMON STOCK (NOTE 7)
                                 ----------------------------------------
                                                    CALLABLE PUTTABLE
                                 COMMON STOCK         COMMON STOCK                                         UNREALIZED
                                 ----------------   ---------------------     ADDITIONAL      UNEARNED       HOLDING
                                            PAR                      PAR       PAID IN          STOCK         GAINS      RETAINED
                                 SHARES     VALUE   SHARES          VALUE      CAPITAL         AWARDS       (LOSSES)     EARNINGS
                                 ------     -----   -----           -----     ----------     ---------     ----------    --------

Net income                                 $                        $         $              $             $             $ 7,606,000
                                 --------- -------  ---------       ------    -----------    ---------     ----------    -----------

Balance at August 31,
  1996                           5,657,115 $ 6,000  5,640,082       $5,000    $79,810,000    $   -0-       $(559,000)    $57,241,000
                                 ========= =======  =========       ======    ===========    =========     =========     ===========




          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Salick Health Care, Inc. and its subsidiaries (the "Company") provides disease-specific health care services and risk-based and other products and programs to providers, health care payors, principally in the areas of the diagnosis and treatment of cancer and the treatment of kidney failure. The Company provides its services in selected geographical areas across the United States in both inpatient and outpatient settings. At August 31, 1996, the Company's ten Cancer Centers typically bill their charges to the hospitals with which each is affiliated. Each Cancer Center is paid by the hospital after the payment is received by the hospital. Contractual arrangements with the affiliated hospitals generally provide incentive participation in the Company's operating results.

      The Company's ten outpatient artificial kidney treatment facilities are located in Southern California. Charges are billed directly to the patient or the patients' payors, e.g., Medicare, commercial insurance, etc. The Company extends its treatment of cancer and dialysis patients by providing Alternate Site and Home Infusion Services in areas where the Company has outpatient facilities. Charges are billed directly to the patient or his payor.

      Additionally, the Company provides a range of cancer and treatment programs to providers, managed care entities including Health Maintenance Organizations, Preferred Provider Organizations, Independent Practice Associations, self insured and other payors of health care services. These programs include capitated contracts, discounted fee for services, case rate and visit group methodologies.

      The Company acquired in 1996, its first acute care hospital in Southern California. This hospital will expand the Company's capabilities to provide specialized treatment modalities for cancer, dialysis, organ transplant and immuno-deficient patients.

      The Company was incorporated in Delaware in 1991 for the purpose of changing the state of incorporation of Salick Health Care, Inc., a California corporation incorporated in 1983, from California to Delaware by way of merger of the California corporation into the Company. In 1995, an indirect wholly owned subsidiary of Zeneca Limited, an English company, was merged into the Company. As a result, Zeneca Limited beneficially owns more than 50% of the common equity of the Company.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items have been eliminated.

OPERATING REVENUES

      Operating revenues are recorded, net of contractual allowances and allowances for doubtful accounts from standard treatment rates, when treatments are rendered to patients. These allowances were $124,094,000, $102,439,000 and $87,029,000 for the years ended August 31, 1996, 1995, and 1994, respectively. A substantial portion of the Company's revenues is dependent on reimbursement programs administered by Medicare and other governmental agencies.

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

MARKETABLE SECURITIES

      The marketable securities portfolio includes brokerage cash funds, equity securities and corporate and government bonds. Marketable securities are stated at their fair value of $39,070,000 and $44,631,000 as of August 31, 1996 and 1995, respectively. Cost of the marketable securities portfolio was $39,629,000 and $44,587,000 at August 31, 1996 and 1995, respectively. Net realized gains of $383,000, and net realized losses of $177,000 and $386,000 for the years ended August 31, 1996, 1995 and 1994, respectively, are recorded in net investment gains (losses). The costs of marketable securities sold are determined by the specific identification method.

      Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which the Company adopted in the fourth quarter of fiscal 1994, requires that debt and equity securities which are available-for-sale, be recorded at fair value in the financial statements and that unrealized holding gains (losses) be reported as a net amount in a separate component of stockholders' equity until realized. Unrealized holding losses of $559,000 and gains of $44,000 are recorded as separate components of stockholders' equity in the Company's balance sheets as of August 31, 1996 and 1995, respectively. Proceeds from sales of available-for-sale securities were $49,318,000, $58,049,000 and $32,338,000 for the years ended August 31, 1996, 1995 and 1994, respectively. Gross realized gains were $853,000, $281,000 and $606,000, and gross realized losses were $470,000, $458,000 and $992,000 on these sales.

      Aggregate cost, market value and unrealized holding (losses) gains for the major components of the Company's portfolio, at August 31, 1996, are as follows:



                                                                        Unrealized
                                                          Market         Holding
                                           Cost           Value         Gain(Loss)
                                        -----------     -----------     ----------

     Government debt securities
       (due 1996-2029)..........        $35,244,000     $34,641,000     $ (603,000)
     Corporate debt securities
       (due 1996-1997)..........            242,000         243,000          1,000
     Equity securities..........          2,928,000       2,971,000         43,000
     Cash.......................          1,215,000       1,215,000
                                        -----------     -----------     ----------

                                        $39,629,000     $39,070,000     $ (559,000)
                                        ===========     ===========     ==========

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

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The components of property and equipment and the estimated useful lives by asset category are as follows:


                                    Estimated               August 31,
                                    Useful Lives        1996              1995
                                    ------------    ------------      --------
Land........................                        $  4,987,000      $  2,822,000
Buildings...................        20-25 years       60,575,000        38,851,000
Leasehold improvements......         3-25 years       38,926,000        14,296,000
Clinic equipment............         5-15 years       31,285,000        26,536,000
Furniture and fixtures......         5-7  years       17,215,000        13,109,000
Automobiles and trucks......         3-7  years          763,000           678,000
                                                    ------------      ------------
                                                     153,751,000        96,292,000
Less accumulated
 depreciation and amortization...........            (41,711,000)      (32,841,000)
                                                    ------------      ------------
                                                     112,040,000        63,451,000
Construction in progress.................              9,420,000        38,200,000
                                                    ------------      ------------
                                                    $121,460,000      $101,651,000
                                                    ============      ============


   The above summary of property and equipment includes capitalized leases (Note
4).

      Interest cost is capitalized for construction in progress during the construction period. Interest capitalized during the years ended August 31, 1996, 1995 and 1994 was $1,340,000, $1,920,000 and $563,000, respectively.

INCOME TAXES

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax liabilities and deferred tax assets are recognized for taxable temporary differences and deductible temporary differences, respectively. A valuation allowance reduces deferred tax assets if it is more likely than not that all, or some portion, will not be realized.

                            SALICK HEALTH CARE, INC.

EARNINGS PER SHARE

      Earnings per share, assuming no dilution, is calculated based upon the weighted average number of common and common equivalent shares outstanding during each year. Earnings per share, assuming full dilution, is computed as above and, additionally, assumes conversion of the convertible subordinated debentures into common stock at the beginning of the 1995 and 1994 fiscal periods. The effect in fiscal 1995 was antidilutive (Note 6).

PRE-OPERATING COSTS

      Pre-operating costs have been expensed in fiscal 1996. In the fourth quarter of fiscal 1995, giving effect to the first quarter, the Company recorded the cumulative effect of the change from deferral to expensing pre-operating costs as incurred of $3,588,000, net of income taxes of $2,393,000. This change in accounting for pre-operating costs was adopted as management believes this method of accounting better reflects the Company's current methods of operations and it conforms to the accounting principles used by Zeneca Group, PLC, the beneficial owner of more than 50% of the Company's common equity. In prior years, pre-operating costs had been deferred and amortized over a three year period upon commencement of facility operations. Amortization of these pre-operating costs was $1,036,000 during the year ended August 31, 1994.

DEBT ISSUE COSTS

      Debt issue costs associated with the issuance of the Company's 7.25% Convertible Subordinated Debentures in 1986 (Note 6) were $1,145,000. These costs, recorded as other assets were deferred and amortized over the fifteen year term of the debentures. On December 29, 1994 the Company called for the redemption on January 20, 1995, of all its outstanding debentures at a redemption price, including accrued interest through January 20, 1995 of $1,049.34 per $1,000 of debentures redeemed. The debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding debentures were converted into common stock. At the time of conversion, remaining debt issue costs were charged to stockholders' equity. Amortization of debt issue costs was $23,000 and $66,000 during the years ended August 31, 1995 and 1994, respectively.

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized on a straight line basis over a period of forty years. Amortization of goodwill during the years ended August 31, 1996, 1995 and 1994 was $166,000, $159,000 and $151,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these financial instruments. The fair values of other long-term debt obligations are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying values of other long-term debt obligations approximate fair values.

                            SALICK HEALTH CARE, INC.

LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of this new standard is required in the first quarter of fiscal 1997. Implementation of this new accounting standard is not expected to have a material impact on the consolidated financial statements of the Company.

NOTE 2-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities are comprised of the following:


                                                 August 31,
                                        -----------------------------
                                           1996              1995
                                        -----------       -----------

Accounts payable .................      $12,673,000       $ 6,733,000
Accrued compensation .............        4,672,000         4,485,000
Corporate headquarters purchase ..       14,650,000        14,650,000
Special distribution to
  stockholders ...................                          6,534,000
Merger transaction expenses ......                          4,023,000
Accrued taxes payable ............        2,685,000
Other accrued liabilities ........        4,087,000         4,638,000
                                        -----------       -----------

                                        $38,767,000       $41,063,000
                                        ===========       ===========


NOTE 3-RELATED PARTY TRANSACTIONS

      The Company and its subsidiaries lease corporate office space from its Chairman and Chief Executive Officer and his spouse (the "Lessors") under an operating lease containing operating cost escalation provisions. The lease has a remaining term of approximately 15 years. Additional office space is leased for the Company's operations from an entity owned by the Lessors and an unrelated third party on a month-to-month basis. Aggregate minimum annual rentals for the years ended August 31, 1996, 1995 and 1994 were approximately $1,094,000, $1,041,000 and $1,008,000, respectively. The Company also leases a dialysis treatment center from the Lessors, as more fully described in Note 4.

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

      The Company and a subsidiary lease a dialysis treatment center from its Executive Vice President and Chief Financial Officer under an operating lease containing operating cost escalation provisions. The lease has a term of approximately five years with options for renewal for up to 15 years. The

                            SALICK HEALTH CARE, INC.

aggregate minimum annual rental is $60,000 per year and the amount paid during the year ended August 31, 1996 was $5,000.

NOTE 4-LEASES AND COMMITMENTS

      The Company leases from the Lessors (See Note 3) a chronic dialysis treatment center at minimum annual rental of $623,000. The lease has a remaining term of approximately 10 years and is recorded as a capital lease at an imputed interest rate of 13.8%. The Company also leases certain clinic equipment under the terms of capital leases with unrelated third parties.


Annual future minimum lease payments as of August 31, 1996 are as follows:


   Year Ending                              Operating        Capital
   August 31,                                  Leases        Leases
   -----------                              -----------     ---------
   1997...............................      $ 1,919,000     $ 1,570,000
   1998...............................        1,383,000       1,546,000
   1999...............................        1,139,000       1,315,000
   2000...............................        1,062,000         596,000
   2001...............................          945,000         443,000
   Thereafter.........................        2,711,000       2,304,000
                                            -----------    ------------

Total minimum lease payments,
  including $2,334,000 ($370,000
  of which relates to the
  corporate headquarters) under
  operating leases and $4,464,000
  under capital leases payable to
  the Company's lessors described
  in Note 3...........................      $ 9,159,000       7,774,000
                                            ===========

Less interest and
 executory costs......................                       (2,420,000)
                                                            -----------
Present value of minimum
 lease payments.......................                        5,354,000
Less current portion..................                       (1,076,000)
                                                            -----------
                                                            $ 4,278,000
                                                            ===========

      Interest rates on capital leases vary from 6% to 9% except as described above. The following is an analysis of capitalized lease assets included in property and equipment:

                                       August 31,
                                -------------------------
                                    1996          1995
                                ----------     ----------

Buildings.................      $2,858,000     $2,858,000
Clinic equipment..........       5,657,000      6,867,000
                                ----------     ----------
                                 8,515,000      9,725,000
Less accumulated
 amortization.............      (3,039,000)    (3,373,000)
                                ----------     ----------
                                $5,476,000     $6,352,000
                                ==========     ==========

      During the years ended August 31, 1996, 1995 and 1994 rent expense under operating leases totalled $2,724,000, $2,427,000 and $2,438,000, respectively.

                            SALICK HEALTH CARE, INC.

      Under the terms of certain agreements that the Company has at various of its Cancer Centers, it has, in total, annual commitments of up to $4,527,000 plus amounts based on center performance. These agreements terminate at various dates through 2027, subject to renewal provisions.

NOTE 5-BANK AGREEMENTS

      The Company has a business loan agreement with a bank which is subject to renewal in 1998, for lines of credit of $80,000,000 with interest payable at the bank's prime rate (8.25% at August 31, 1996) unless the Company elects an optional rate of interest. The loan agreement requires a 0.1% fee on the difference between the $80,000,000 loan commitment and the amount the Company actually uses. At August 31, 1996, there was $44,598,000 in outstanding borrowings under the revolving line of credit. During the year ended August 31, 1996 the Company paid $733,000 in interest expense relating to the revolving line of credit. Under the prior agreement, the Company was eligible at its option to convert up to $10,000,000 of the then $35,000,000 available under the business loan agreement to long-term debt payable monthly upon conversion. In August 1993, the Company converted $5,000,000 of short-term revolving borrowings to long-term debt and, in August 1994, converted another $5,000,000 to long-term debt. The principal portion of each conversion is repayable in sixty monthly installments beginning in the month following conversion. Interest accrues and is paid monthly on the unpaid principal balance of the long-term debt portion at 8.62% and 6.85% per annum on the August 1994 and 1993 conversions, respectively.

NOTE 6-LONG-TERM DEBT

Long-term debt consists of the following:

                                                    August 31,
                                          -------------------------------
                                              1996               1995
                                          -----------         -----------

Term bank loan.....................       $ 5,083,000         $ 7,083,000
Equipment purchase debt............         1,731,000           2,757,000
                                          -----------         -----------
Total long-term debt...............         6,814,000           9,840,000
Less current portion...............        (2,000,000)         (3,930,000)
                                          -----------         -----------
                                          $ 4,814,000         $ 5,910,000
                                          ===========         ===========

      The debt for equipment purchased under agreement with a hospital at which the Company operates a Cancer Center becomes payable in full, upon opening of the permanent Cancer Center, which is presently expected in fiscal 1998. Interest of $5,500 is expensed monthly and is payable until opening of the permanent Cancer Center.

      On December 29, 1994 the Company called for redemption on January 20, 1995 of all its outstanding 7 1/4% Convertible Debentures due 2001 at a redemption price, including accrued interest through January 20, 1995, of $1,049.34 per $1,000 of debenture redeemed. The debentures were convertible at any time prior to the close of business on January 12, 1995 into shares of common stock of the Company at the rate of $14.00 per share and all outstanding Debentures were converted into common stock. For the purpose of calculating fully diluted earnings per share for the periods ended August 31, 1995 and 1994, these debentures were assumed to have been converted into common stock as of the beginning of the respective periods presented.

      During the years ended August 31, 1996, 1995 and 1994, interest payments made on long-term debt totalled $1,689,000, $1,452,000, and $2,286,000, respectively.

                            SALICK HEALTH CARE, INC.

During the years ended August 31, 1996, 1995 and 1994, interest expense on the lines of credit, capital leases and long-term debt, before capitalization of interest to construction-in-progress, totalled $3,300,000, $3,279,000 and $3,605,000, respectively.

      Long-term debt maturing during the five years subsequent to August 31, 1996 is as follows:



                Year                                  Amount
                ----                                  ------
                1997........................       $ 2,000,000
                1998........................         3,731,000
                1999........................         1,000,000
                2000........................            83,000
                                                   -----------
                                                   $ 6,814,000
                                                   ===========


NOTE 7-STOCKHOLDERS' EQUITY

     DESCRIPTION OF CAPITAL STOCK

      In August 1991, the state of incorporation of the Company was changed from California to Delaware by virtue of the merger of Salick Health Care, Inc., a California corporation, into the Company. In connection with the merger, the Company's authorized capital increased from 15,000,000 shares of common stock, no par value, and 1,000,000 shares of preferred stock, no par value, to 25,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value, respectively. Other changes concerning the charter and Bylaws of the Company were also affected by the merger.

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

      The Merger was accounted for as a recapitalization of the Company. The common stock issued to Zeneca was capitalized in an amount equal to the cash consideration received by existing stockholders of the Company in exchange for their shares. The cash proceeds paid to existing stockholders in exchange for their shares (including the distribution payable by the Company) was charged to stockholders' equity. The callable puttable common stock issued to existing stockholders was capitalized at par value. Cash consideration paid to existing stockholders upon exercise of the Put and/or the Call will be charged against stockholders' equity at the date of exercise. Cash consideration received by the

                            SALICK HEALTH CARE, INC.

Company from Zeneca to fund the Put and/or the Call will be credited to stockholders' equity.

      MANAGEMENT INCENTIVE COMPENSATION PLAN

      The Company's Management Incentive Compensation Plan, adopted in 1991, provided for the award of shares of common stock some of which had conditions or restrictions on the participant's right to transfer or sell such shares. This Incentive Plan covered an aggregate of 200,000 shares of common stock eligible to be granted to certain officers and key employees of the Company. During fiscal year 1993 15,023 shares of common stock were issued under this Incentive Plan, none of which are subject to restrictions as of August 31, 1995.

      STOCK OPTIONS

      Under its Stock Option Plan, the Company has granted options for shares of common stock, 1,100,000 authorized, at fair market values on the dates of the grants. The exercise prices of these shares ranged from $5.50 to $15.50. Upon consummation of the Company's merger agreement with Zeneca Limited, holders of unexercised options were eligible to convert their options into options for purchase of the new callable puttable common stock. Transactions for fiscal years 1994, 1995 and 1996 are as follows:


                                       Number of               Option Price
                                        Shares                     Range
                                       ---------               ----------------

Balance, August 31, 1993                698,593
                     Granted              5,000                          $13.25
                     Exercised          (91,469)                $ 5.50 - $10.50
                     Forfeited          (21,669)                $10.13 - $10.50
                                        -------
Balance, August 31, 1994                590,455
                     Exercised         (570,354)                $ 5.50 - $13.25
                     Forfeited           (1,101)                         $10.13
                                        -------
Balance, August 31, 1995                 19,000
                     Exercised           (2,000)                         $10.13
                                        -------
Balance, August 31, 1996                 17,000
                                        =======

The remaining 17,000 options outstanding under the Stock Option Plan at August 31, 1996 were all exercised in September and October 1996.

      In 1994 the stockholders approved the Company's Non-Employee Director Stock Option Plan (the "Director Plan"), which provided that each April, commencing April, 1993, each non-employee Director of the Company automatically be granted a non-qualified stock option covering 2,000 shares of the common stock of the Company. The Plan was terminated effective April 13, 1995 in connection with the recapitalization.

      The price paid per share upon exercise of an option granted under the Director Plan was the fair market value of the share of common stock on its date of grant. Options for 6,000 shares were granted in fiscal year 1993 to three director participants at an exercise price of $10.13 per share. In fiscal year 1994 options for 6,000 shares were granted to three director participants at an exercise price of $15.50 per share. Upon consummation of the Company's merger agreement with Zeneca, holders of unexercised options converted their options into

                            SALICK HEALTH CARE, INC.

options for purchase of the new callable puttable common stock and the Director Plan was terminated. During fiscal years 1996 and 1995, 4,000 and 8,000 options were exercised at an exercise price of $10.13 to $15.50 per share. No options under the Director Plan remain outstanding at August 31, 1996.

NOTE 8-INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:


                                        Years Ended August 31,
                                   1996          1995         1994
                                 ----------   ----------   ----------
   Current:
          Federal............    $1,767,000   $6,581,000   $4,436,000
          State..............       855,000    2,308,000    1,589,000
                                 ----------   ----------   ----------
                                  2,622,000    8,889,000    6,025,000
                                 ----------   ----------   ----------

   Deferred:
          Federal............     1,852,000   (1,227,000)     418,000
          State..............       492,000     (722,000)      59,000
                                 ----------   ----------   ----------
                                  2,344,000   (1,949,000)     477,000
                                 ----------   ----------   ----------
                                 $4,966,000   $6,940,000   $6,502,000
                                 ==========   ==========   ==========

      The reconciliation of the provision for income taxes computed at the federal statutory rate to the reported provision for income taxes as above is as follows:


                                        Years Ended August 31,
                                   1996          1995         1994
                                 ----------   ----------   ----------

Provision computed at
 statutory rate...............  $4,400,000    $4,008,000   $5,909,000
State taxes, net of federal
   income tax benefit..........    876,000     1,137,000    1,071,000
Non deductible merger costs...                 2,489,000
Tax-exempt interest...........    (502,000)     (280,000)    (117,000)
Markup (markdown) of
   investment portfolio.......    (239,000)       62,000      (76,000)
Other.........................     431,000      (476,000)    (285,000)
                                ----------    ----------   ----------
                                $4,966,000    $6,940,000   $6,502,000
                                ==========    ==========   ==========

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

      The markdown of the investment portfolio represents a capital loss for federal tax purposes. The effect of the markdown is to decrease the effective tax rates for fiscal 1994 and 1996 and to increase the effective tax rate for 1995. At August 31, 1996, the Company had approximately $442,000 of capital losses available for carryforward to future years. The capital losses will expire, if not utilized, in the years ending August 31, 1999 and 2000. A 100% valuation allowance has been established to offset the deferred tax benefit associated with the capital loss carryforward.

                            SALICK HEALTH CARE, INC.

      The Company's deferred tax assets (liabilities) were comprised of the following:

                                                           August 31,
                                                 -----------------------------
                                                     1996              1995
                                                 ----------        -----------

Deferred tax assets:
   Salary accrual...........................     $  161,000        $   143,000
   State taxes..............................        190,000            245,000
   Bad debts................................      1,243,000          1,243,000
   Capital transactions.....................        199,000            506,000
   Depreciation.............................        347,000
   Partnerships.............................        111,000
   Stock options............................                         1,703,000
   Business expansion.......................        672,000          1,713,000
                                                 ----------        -----------
   Total deferred tax assets................      2,923,000          5,553,000
                                                 ----------        -----------

Deferred Tax Liabilities:
   Depreciation.............................                           (22,000)
   Partnerships.............................                           (45,000)
   Accrual to cash..........................       (157,000)
   Amortization.............................       (810,000)
                                                 ----------        -----------
   Total deferred tax liabilities...........       (967,000)           (67,000)
                                                 ----------        -----------

   Valuation allowance......................       (199,000)          (506,000)
                                                 ----------        -----------
   Net deferred tax assets..................     $1,757,000        $ 4,980,000
                                                 ==========        ===========


      During the years ended August 31, 1996, 1995 and 1994, total tax payments were $1,493,000, $9,931,000 and $5,257,000, respectively.

NOTE 9-ACQUISITIONS

      In 1987, the Company purchased the assets and businesses of Orange County Dialysis, Inc. and Mission Dialysis Inc. The acquisition has been accounted for as a purchase. Additional consideration of $257,000, $195,000 and $248,000 has been paid under a contractual formula for the years ended August 31, 1996, 1995 and 1994, respectively.

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

                            SALICK HEALTH CARE, INC.

      The three investments are accounted for using the equity method. The combined carrying value, recorded in other assets, of the investments at August 31, 1996 and 1995 was $1,591,000 and $1,604,000, respectively.

      On October 8, 1991, the Company acquired an 80% ownership interest in the South Florida Radiation Oncology Center (SFROC)in Miami, Florida for $1,315,000 and assumed management of its operations. During fiscal 1996, the Company completed acquisition of the remaining 20% ownership interest from the previous owners in fiscal 1996. The financial results of SFROC, net of the 20% minority interest through date of acquisition, have been consolidated with the results of the Company.

      On February 1, 1996, the Company purchased 100% of the capital stock of The Breast Center, Inc. for $1,467,000. Additionally, the Company purchased a portion of the entity's equipment for $500,000. The acquisition has been accounted for as a purchase.

      On July 25, 1996, a subsidiary of the Company acquired Westlake Medical Center, a licensed acute care hospital, adjacent land, a medical office building and related assets for $8,150,000 from a subsidiary of Columbia/HCA Healthcare Corporation. This subsidiary of the Company is operating the hospital as SHC Specialty Hospital and is focusing its programs and services on diagnosis and treatment of patients with cancer, kidney failure and immuno-deficient diseases. The Company's subsidiary is currently involved in litigation with Columbia/HCA Healthcare Corporation and its subsidiary regarding, among other things, the legality and enforceability of restrictions on medical services that could be provided following the sale and whether such restrictions would apply to subsequent owners or lessees of the hospital.

NOTE 10-QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data in thousands (except for per share data) for 1996 and 1995 is as follows:


1996 QUARTER                            1ST       2ND        3RD        4TH
                                     ------------------------------------------
Operating revenues, net              $37,513     $39,110    $43,985   $42,831
Operating income                       3,828       3,184      3,774       734
Net income                             2,771       2,217      2,478       140
Earnings per share:
   Primary                              0.25        0.20       0.22      0.01
   Fully diluted                        0.25        0.20       0.22      0.01



1995 QUARTER (1) (2)                    1ST       2ND        3RD        4TH
                                     ------------------------------------------
                                     $36,176     $38,170    $39,017   $37,945
                                       4,075       4,525      5,180     3,662
Operating revenues, net                 (950)      2,600     (3,556)    2,829
Operating income
Net income                             (0.10)       0.26      (0.32)     0.25
Earnings per share:                    (0.06)       0.25      (0.32)     0.25
   Primary
   Fully diluted                      35,965      37,981     38,754
As previously reported:                4,606       4,981      5,575
Operating revenues, net                2,960       2,874     (3,319)
Operating income
Net income (loss)                       0.34        0.29      (0.30)
Earnings (loss) per share:              0.31        0.28      (0.30)
  Primary
  Fully diluted

                            SALICK HEALTH CARE, INC.

(1) Fiscal 1995 quarterly results have been restated for the change in accounting principle from deferral to expensing pre-operating costs as incurred. See Note 1.

(2) Fourth quarter 1995 results include a charge to operating revenues of $1.5 million, reflecting a change in management's estimation of the collectibility of certain accounts receivable.

                            SALICK HEALTH CARE, INC.

                            SALICK HEALTH CARE, INC.
                 SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                    FOR THE THREE YEARS ENDED AUGUST 31, 1996


                Balance at       Additions       Reductions       Balance
                Beginning        Charged to      Net of           at End
                of Year          Income          Recoveries       of Year
                ----------       -----------     ------------     ----------

1994            $3,373,000       $ 9,992,000     $ (9,863,000)    $3,502,000

1995            $3,502,000       $10,521,000     $(11,138,000)    $2,885,000

1996            $2,885,000       $11,988,000     $(11,237,000)    $3,636,000

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

3(a) Certificate of Incorporation of Salick Health Care, Inc. Incorporated by reference to Annex B to the Proxy Statement Prospectus of the Company dated March 13, 1995 forming part of the Company's Registration Statement on Form S-4 dated March 13, 1995- No. 33-58057.

3(a-1) Certificate of Amendment of Certificate of Incorporation of Salick Health Care, Inc. Incorporated by reference to Exhibit 3(b) of the Form 10-Q of the Company dated February 29, 1996 for the quarterly period ended February 29, 1996.

3(b) Bylaws of the Company. Incorporated by reference to Annex C to the Proxy Statement Prospectus dated March 13, 1995 forming a part of the Company's Registration Statement on Form S-4 dated March 13, 1995 - No. 33-58057.

4(a) Business Loan Agreement of the Company with Bank of America NT&SA dated August 1, 1995. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1995.

4(b) Specimen form of certificate of Callable Puttable Common Stock of the Company. Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of the Company dated March 13, 1995 - No. 33-58057.

10(a) Chronic Dialysis Unit Management Agreement, as amended, with Cedars-Sinai Medical Center dated June 8, 1983. Incorporated by reference to Exhibit of same number of the Registration Statement on Form S-l of the Company dated March 6, 1985-No.2-95552.

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

*10(k-2) Second amendment to Stock Option Plan effective January 20, 1987. Incorporated by reference to Exhibit of same number of the Form 10- K of the Company for the year ended August 31, 1990.

*10(k-3) Third amendment to Stock Option Plan effective November 1, 1990.
         Incorporated by reference to Exhibit of same number of the Form 10- K of the Company for the year ended August 31, 1990.

*10(k-4) Fourth amendment to Stock Option Plan effective January 13, 1994.
         Incorporated by reference to Exhibit of same number of the Form 10- K of the Company for the year ended August 31, 1994.

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

 10(w) Letter agreement from Cedars-Sinai Medical Center dated as of August 1, 1985 addressed to the Company's subsidiary Comprehensive Cancer Centers, Inc.Incorporated by reference to Exhibit of the same number of the Registration Statement on Form 8-B of the Company dated August 28, 1991.

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

*10(aa-1) Agreement Not to Compete, dated as of April 13, 1995,between the
          Company and Michael T. Fiore. Incorporated by reference to Exhibit
          10.8 to the Form 8-K with date of earliest event reported being April 13, 1995.

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

*10(dd) Employment Agreement with Sheldon S. King. Incorporated by reference to Exhibit of the same number of the Form 10-K/A of the Company for the year ended August 31, 1994.

*10(ee) Employment Agreement with Patrick W. Jeffries. Incorporated by reference to Exhibit 10(a) of the Form 10-Q of the Company dated February 29, 1996 for the quarterly period ended February 29, 1996.

 11       Computation of Net Earnings per Common Share.

 21 List of Subsidiaries. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1994.

 23       Consent of Independent Accountants.

 27               Financial Data Schedules.

* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.



                           (B)      Reports on Form 8-K.

No report was filed on Form 8-K by the Company during the quarter ended August 31, 1996.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Salick Health Care, Inc.
                                 (Company)


                            By:/s/BERNARD SALICK, M.D.
                               __________________________________________
                               Bernard Salick, M.D.
                               Chairman of the Board,
                               Chief Executive Officer
                               and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                        Title                                Date

/s/ BERNARD SALICK, M.D.         Chairman of the Board, Chief         11/27/96
_______________________________  Executive Officer and President
Bernard Salick, M.D.

/s/ LESLIE F. BELL               Executive Vice President, Chief      11/27/96
_______________________________  Financial Officer, Secretary
Leslie F. Bell                   and Director

/s/ MICHAEL T. FIORE             Executive Vice President, Chief      11/27/96
_______________________________  Operating Officer and Director
Michael T. Fiore

/s/ PATRICK W. JEFFRIES          Executive Vice President, Chief      11/27/96
_______________________________  Development Officer and Director
Patrick W. Jeffries

/s/ BARBARA BROMLEY-WILLIAMS     Senior Vice President-Professional   11/27/96
_______________________________  Services and Director
Barbara Bromley-Williams

/s/ THOMAS MINTZ, M.D.           Director                             11/27/96
_______________________________
Thomas Mintz, M.D.

_______________________________  Director                             _________
Thomas F. W. McKillop

/s/ MICHAEL CARTER, M.D.         Director                             11/27/96
_______________________________
Michael Carter, M.D.

_______________________________  Director                             _________
Alan I. H. Pink

_______________________________  Director                             _________
John G. Goddard

_______________________________  Director                             _________
Robert Black

_______________________________  Director                             _________
Allen L. Johnson

/s/ BLAIR L. HUNDAHL             Senior Vice President-Finance        11/27/96
_______________________________  (Principal Accounting Officer)
Blair L. Hundahl

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

3(a-1) Certificate of Amendment of Certificate of Incorporation of Salick Health Care, Inc. Incorporated by reference to Exhibit 3(b) of the Form 10-Q of the Company dated February 29, 1996 for the quarterly period ended February 29, 1996.

3(b) Bylaws of the Company. Incorporated by reference to Annex C to the Proxy Statement Prospectus dated March 13, 1995 forming a part of the Company's Registration Statement on Form S-4 dated March 13, 1995 - No. 33-58057.

4(a) Business Loan Agreement of the Company with Bank of America NT&SA dated August 1, 1995. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1995.

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

Exhibit
-------

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

*10(dd) Employment Agreement with Sheldon S. King. Incorporated by reference to Exhibit of the same number of the Form 10-K/A of the Company for the year ended August 31, 1994.

*10(ee) Employment Agreement with Patrick W. Jeffries. Incorporated by reference to Exhibit 10(a) of the Form 10-Q of the Company dated February 29, 1996 for the quarterly period ended February 29, 1996.

 11       Computation of Net Earnings per Common Share.

 21 List of Subsidiaries. Incorporated by reference to Exhibit of the same number of the Form 10-K of the Company for the year ended August 31, 1994.

 23       Consent of Independent Accountants.

 27       Financial Data Schedules.

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.