Form 10-Q
period 1996-11-30
SALICK HEALTH CARE INC
filed 1997-01-14
CIK 762131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996
                               -----------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________
Commission file number  0-13879
                ---------------
                            SALICK HEALTH CARE, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                   95-4333272
-------------------------------            ----------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                identification number)

          8201 Beverly Boulevard, Los Angeles, California 90048-4520
-----------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip code)

                                   (213) 966-3400
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X      NO
                                               ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:___________

5,657,115 shares of common stock, $.001 par value at December 31, 1996
-----------------------------------------------------------------------------

                5,657,082 shares of callable puttable common stock,
-----------------------------------------------------------------------------

                       $.001 par value, at December 31, 1996
-----------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            SALICK HEALTH CARE, INC.
                          CONSOLIDATED BALANCE SHEETS


         ASSETS                                                November 30, 1996              August 31, 1996
                                                               ----------------               ---------------
                                                                 (UNAUDITED)
Current assets:
  Cash                                                           $                            $     36,000
  Marketable securities                                            40,357,000                   39,070,000
  Accounts receivable, less allowance
   for doubtful accounts of $4,303,000
   and $3,636,000                                                  59,309,000                   50,470,000
  Inventories                                                       2,334,000                    2,169,000
  Prepaid expenses                                                  2,722,000                    1,937,000
  Other current assets                                              3,014,000                    2,744,000
  Refundable income taxes                                           1,477,000                    1,415,000
  Deferred income taxes                                             1,430,000                    1,436,000
                                                                 ------------                 ------------
    Total current assets                                          110,643,000                   99,277,000
Property and equipment, at cost, less
 accumulated depreciation and amortization
 of $44,551,000 and $41,711,000                                   125,023,000                  121,460,000
Deposits                                                              736,000                      745,000
Deferred income taxes                                                 299,000                      321,000
Goodwill, net                                                       6,291,000                    6,213,000
Other assets                                                        5,677,000                    6,020,000
                                                                 ------------                 ------------
                                                                 $248,669,000                 $234,036,000
                                                                 ============                 ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                          $ 56,408,000                 $ 44,598,000
  Accounts payable and accrued liabilities                         42,656,000                   38,767,000
  Current portion of long-term
   obligations                                                      3,072,000                    3,076,000
                                                                 ------------                 ------------
    Total current liabilities                                     102,136,000                   86,441,000
Capitalized lease obligations, less
 current portion                                                    4,019,000                    4,278,000
Long-term debt, less current portion                                4,314,000                    4,814,000
Other liabilities                                                                                2,000,000
                                                                 ------------                 ------------
    Total liabilities                                             110,469,000                   97,533,000
                                                                 ------------                 ------------





                            SALICK HEALTH CARE, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                   November 30, 1996          August 31, 1996
                                                                  ------------------         ---------------
                                                                     (UNAUDITED)

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, none issued
  Common stock, $.001 par value,
   15,000,000 shares authorized,
   5,657,115 shares issued and
   outstanding                                                          6,000                        6,000
  Callable puttable common stock,
   $.001 par value, 7,500,000 shares
   authorized, 5,657,082 and
   5,640,082 shares issued and
   outstanding                                                          5,000                        5,000
  Additional paid in capital                                       79,987,000                   79,810,000
  Unrealized holding gains (losses)                                   377,000                     (559,000)
  Retained earnings                                                57,825,000                   57,241,000
                                                                 ------------                 ------------
   Total stockholders' equity                                     138,200,000                  136,503,000
                                                                 ------------                 ------------
                                                                 $248,669,000                 $234,036,000
                                                                 ============                 ============




                   See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                             November 30,
                                                               -------------------------------------
                                                                   1996                      1995
                                                               ------------             ------------
Revenues:
  Operating revenues, net                                      $ 45,272,000             $ 37,513,000

Expenses:
  Medical supplies and services                                  10,319,000                6,841,000
  Salaries and related costs                                     19,022,000               15,221,000
  Other administrative expenses                                   6,873,000                5,473,000
  Contract and occupancy costs                                    4,576,000                3,984,000
  Depreciation and amortization                                   3,082,000                2,166,000
                                                               ------------             ------------

     Total operating expenses                                    43,872,000               33,685,000
                                                               ------------             ------------

Operating income                                                  1,400,000                3,828,000

Net interest (expense) income                                      (361,000)                 704,000
Net investment (losses) gains                                       (76,000)                  86,000
                                                               ------------              -----------
Income before income taxes                                          963,000                4,618,000
Provision for income taxes                                          379,000                1,847,000
                                                               ------------             ------------

Net income                                                     $    584,000             $  2,771,000
                                                               ============             ============

Earnings per share                                             $        .05             $       0.25
                                                               ============             ============

Weighted average number of
 shares used in computing
 earnings per share:                                             11,313,000               11,308,000
                                                               ============             ============


          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                                   November 30,
                                                                     --------------------------------------
                                                                           1996                    1995
                                                                     -------------              -----------
Cash flow provided (used) by operations:
Net income                                                          $    584,000               $  2,771,000
Add items not requiring cash:
 Depreciation and amortization                                         3,082,000                  2,166,000
 Minority interest in net loss,
  net of distributions                                                                               (1,000)
Changes in assets and liabilities:
 Accounts receivable                                                  (8,839,000)                  (357,000)
 Inventories                                                            (165,000)                  (323,000)
 Prepaid expenses                                                       (785,000)                  (290,000)
 Other current assets                                                   (270,000)                  (103,000)
 Deposits and other assets                                               218,000                    618,000
 Accounts payable and accrued liabilities                              1,863,000                 (7,240,000)
 Refundable income taxes                                                 (62,000)
 Income taxes payable                                                                             1,388,000
 Deferred income taxes                                                    28,000                    386,000
                                                                    ------------               ------------

Net cash flow used by operations                                      (4,346,000)                  (985,000)
                                                                    ------------               ------------

Cash flow provided (used) by
 investing activities:
  Increase in marketable securities                                     (351,000)                  (839,000)
  Additions to property and equipment                                 (6,469,000)                (2,940,000)
  Payment for purchase of acquisitions                                   (94,000)                   (53,000)
                                                                    ------------               ------------

Net cash flow used by investing
 activities                                                           (6,914,000)                (3,832,000)
                                                                    ------------               ------------

Cash flow provided (used) by
 financing activities:
  Reduction of capitalized lease
   obligations                                                          (263,000)                  (282,000)
  Decrease of long-term debt                                            (500,000)                  (513,000)
  Notes payable to bank                                               11,810,000                  6,260,000
  Issuance of common stock                                               177,000                     72,000
                                                                    ------------               ------------

Net cash flow provided by financing
 activities                                                           11,224,000                  5,537,000
                                                                    ------------               ------------





                            SALICK HEALTH CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                             Three Months Ended
                                                                                 November 30,
                                                                     -------------------------------------
                                                                         1996                     1995
                                                                     ------------             ------------


(Decrease) increase in cash                                         $    (36,000)             $    720,000

Cash, beginning of period                                                 36,000                   642,000
                                                                    ------------              ------------

Cash, end of period                                                 $                         $  1,362,000
                                                                    ============              ============

Schedule of non-cash investing and
 financing activities:

 Capital lease obligations incurred
  for property and equipment                                                                  $     70,000
                                                                                              ============

 Unrealized holding gains                                           $    936,000              $    233,000
                                                                    ============              ============





          See accompanying notes to consolidated financial statements.

                            SALICK HEALTH CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 audited financial statements. The results of operations for the three month period ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 -         Subsequent Events

                 On December 31, 1996, the Company purchased its corporate headquarters from its lessors, Dr. and Mrs. Salick, for $14,650,000 in accordance with the parties' agreements, obligations and intentions as previously disclosed. Funds for the purchase were loaned to the Company by Zeneca Holdings, Inc., the beneficial owner of more than 50% of the Company's common equity. The loan is represented by a promissory note of the Company in the principal amount of $14,650,000 payable on August 31, 1999, bearing interest at the "Six Month LIBOR" rate (5.625% at December 31, 1996) plus one-half percent. Interest is payable semi-annually in arrears on June 30 and December 30. On each interest payment date, the interest rate is adjusted to current and remains fixed until the subsequent interest payment date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST FISCAL QUARTER ENDED NOVEMBER 30, 1996 COMPARED TO FIRST FISCAL QUARTER ENDED NOVEMBER 30, 1995

         Operating revenues increased 21% in the first quarter of fiscal 1997 to $45,272,000 from $37,513,000 for fiscal 1996. Operating income was $1,400,000 in the first quarter of fiscal 1997 versus $3,828,000 in fiscal 1996. Operating margins were 3.1% and 10.2% in the three month periods ended November 30, 1996 and 1995, respectively. Income before income taxes decreased to $963,000 from $4,618,000 in fiscal 1996. Net income was $584,000 compared to $2,771,000 for the prior fiscal year. First quarter earnings per share were $0.05, compared to $0.25 in the prior year quarter. First quarter fiscal 1997 results reflect an increase in business, particularly in the volume of the Company's managed care business which generally has lower reimbursement rates. Other changes, primarily reductions in reimbursement rates, resulted in an increase in the Company's contractual allowance expense. Operating income and net income were also adversely affected by an increase in expenses related to the expansion of the Company's services and programs, additional costs in connection with the opening and operations of permanent facilities in Alta Bates and Mount Sinai Comprehensive Cancer Centers, start up costs for the Comprehensive Cancer Center at Saint Vincents Medical Center in New York, additional costs associated with the acquisition and operation of SHC Specialty Hospital including litigation to protect the Company's right to purchase the former Westlake Medical Center, together with the expansion of its programs including the addition of personnel and related costs to support and expand the Company's development, strategic planning, information systems and physician network activities. The Company expects increased operating expenses relating to the acquisition and operation of SHC Special Hospital as well as expenses relating to general business expansion to continue throughout fiscal 1997.

         Net interest expense was $361,000 in the first quarter of fiscal 1997 as compared to net interest income of $704,000 for the first quarter 1996, resulting from lower capitalization of interest on borrowings for construction projects, increased borrowings under a bank line of credit and reduced funds invested in marketable securities. Net investment losses of $76,000 were recognized in the November 30, 1996 quarter versus net investment gains of $86,000 in the November 30, 1995 quarter. At November 30, 1996 the Company had unrecognized holding gains of $377,000 versus $559,000 in unrealized holding losses at August 31, 1996 due to improved investment decisions and market conditions. The Company is unable to project investment gains or losses as portfolio reductions, necessitated by the Company's expansion activities, cannot be timed to cyclical market conditions. While not affecting operating income, this may reduce pre-tax and net income.

         Operating results also have been and will continue to be adversely affected by reductions in reimbursement rates mandated by Congress, including those pursuant to the Omnibus Budget Reconciliation Acts (OBRA) of 1990-1993 which impact health care providers for many services provided to Medicare beneficiaries. The principal reductions applicable to the Company are a continuation of the 5.8% reduction in reimbursement of outpatient cost-based programs through federal fiscal year 1998; a continuation of the 10% reduction in hospital outpatient capital reimbursement through federal fiscal year 1998; and a change in the manner of reimbursement for Erythropoietin for dialysis patients, effective January 1, 1991 which was further reduced beginning on January 1, 1994. The Company has implemented strategies, including programs to increase both Medicare and non-Medicare patient volume and cost control programs, that have mitigated the effect of these changes. See "Impact of Inflation and Changing Regulation."

         Total expenses relative to operating revenues for the first quarter of fiscal 1997 increased 7.1% before interest income and investment income, as compared to the prior year quarter. Medical supplies and services expense increased by $3,478,000 during the period, a 4.6% increase as a percentage of operating revenues, reflecting increased claims payments resulting from the Company's disease state managed care program, increasing complexity in cancer and dialysis treatment modalities and supplier price escalations. Salaries and related costs including additional professional, corporate, and administrative and other personnel necessitated by expansion and growth, primarily in Cancer Center operations, and increases in compensation and payroll taxes, increased $3,801,000 in the period, a 1.4% increase as a percentage of operating revenues. As compared to the prior year quarter, other administrative expenses for fiscal 1997 increased 0.6% relative to operating revenues, primarily due to the incremental effect of increased operations. Contract and occupancy costs decreased 0.5% during the period as a percentage of operating revenues primarily due to the affect of the purchase of the SHC Specialty Hospital from a Columbia/HCA subsidiary. Depreciation and amortization increased by $916,000 during first quarter fiscal 1997 primarily because of the acquisition of SHC Specialty Hospital mentioned above, completion of permanent cancer centers and additional equipment placed in service during the first quarter of fiscal 1997 as well as during the second, third and fourth fiscal quarters of 1996.

         Income taxes were calculated at a 39.4% effective rate in the first fiscal quarter of 1997 versus 40% in the fiscal 1996 period.

LIQUIDITY AND CAPITAL COMMITMENTS

         Presently existing and internally generated funds and credit facilities are expected to be sufficient to satisfy the Company's requirements for working capital and capital expenditures relating to its present operations in fiscal 1997. The accelerated development, establishment or acquisition of a significant number of additional Cancer Centers and/or dialysis centers or other acquisitions or operations may require borrowing or equity financing by the Company. Working capital at November 30, 1996 was $8,507,000. The decrease in working capital at November 30, 1996 as compared to August 31, 1996 is principally the result of the use of Company assets for the construction of the permanent cancer center facility at Desert Hospital. The increase in accounts receivable at November 30, 1996 as compared to August 31, 1996 is due to the previously mentioned increased revenues which resulted from growth in patient volumes and services provided at the Company's cancer centers and dialysis facilities.

         The Company's principal sources of liquidity consist of cash on hand, interest-bearing investments, internal cash flow and a revolving bank line of credit of $80,000,000. At November 30, 1996, $56,408,000 had been borrowed under the revolving bank line of credit and $10,000,000 had been converted to long-term debt payable over five years. The line of credit agreement provides various options for interest rates. Unless the Company elects an optional interest rate, borrowings under the line of credit are subject to the bank's prime rate of interest.

         At November 30, 1996, the Company held in its portfolio cash, government and investment grade debt securities and equity securities. These investments represent 100% of the total portfolio at fair value and reflect the Company's policy to invest its funds in government and investment grade
securities.   In accordance with Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company has increased the carrying value of its portfolio to fair value of $40,357,000 from cost of $39,980,000. As of November 30, 1996, the Company's five largest investments in municipal and corporate debt securities, all of which were investment grade, aggregated $5,195,000 at cost, with fair value of $5,108,000. The single largest investment approximated $1,093,000 with fair value of $1,075,000.

         Capital expenditures for the remainder fiscal year 1997 are presently estimated to be approximately $91,700,000. As to other needs, certain equipment and/or facilities may be acquired through leases or purchase-finance agreements.

         The Company had 5,657,082 shares of callable puttable common stock outstanding at November 30, 1996. The callable puttable common stock carries a right on the behalf of stockholders to put (sell) the stock to the Company and an obligation on behalf of Zeneca to fund the purchase for a twenty business day period beginning in October 1997 at a price of $42 per share. The callable puttable common stock also carries a right on behalf of the Company to call
(buy) the callable puttable common stock for a period of four years from April 13, 1995 at market price, subject until October 1997 to a per share floor and ceiling price. The floor on the call is $42 per share, discounted by 4% per annum compounded if the call is made before October 1997, and the ceiling is $50 per share.

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

         There is also the possibility of the establishment of a prospective payment for certain Medicare-reimbursed hospital outpatient services. Congress had requested that HCFA prepare recommendations concerning the establishment of such a prospective payment system. HCFA submitted its recommendations to Congress in March 1995 and included a proposal to phase in such a prospective payment system, beginning first with outpatient surgery, radiology, and other diagnostic services. The details of the proposed payment system, including the amounts of payment that would be made for each procedure, have not been finalized by HCFA. Adoption of HCFA's recommendation would require a change in the Medicare law by Congress, and, to date, Congress has not included such a change in any legislation. Under HCFA's proposal, services other than surgery, radiology, and other diagnostic services would not be reimbursed under a new prospective payment system until further research is completed. However, HCFA has indicated recently that it may implement the system with respect to ambulatory surgery services, because it believes it has sufficient statutory authority, and expects to issue a regulation regarding such use perhaps as soon as early 1997. The Company cannot predict what will be the effect, if any, on revenues or income which may result from the adoption by Congress of HCFA's recommendations for a Medicare prospective payment for hospital outpatient services.

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

         Through HCFA, HHS issued a program memorandum effective August, 1996 which sets forth the criteria for "provider-based designations," i.e., the circumstances under which multiple provider facilities may be designated as one facility for Medicare accounting and cost allocation purposes. Hospitals frequently seek provider-based designations for skilled nursing facilities, home health agencies, rural health clinics and physician clinics as "outpatient departments" of the hospital. HCFA's intent in issuing this memorandum appears to be to limit the granting of provider-based designations and thereby limit the allocation of certain hospital costs from inpatient areas to outpatient areas. Among other reasons, HCFA believes both that such allocations increase Medicare payments and Medicare beneficiary copayments and that it pays more for services rendered in provider-based facilities than in freestanding facilities. Eight tests are set forth in the memorandum. Although the memorandum indicates that each must be met before an entity may be designated part of a provider, HCFA has subsequently taken the position that there may be some circumstances where not all tests must be met. The memorandum has not yet been revised to reflect this position. The eight tests include requirements for: common accreditation, licensure and governance; close physical proximity to the provider; service of the same patient population; integrated clinical services; and integrated financial operations. In addition, the director of the outpatient area must be under the direct day-to-day supervision of the hospital-provider. The HCFA Regional Offices continue to have the decision-making responsibility regarding whether an entity meets the eight tests. However, HCFA has warned that in applying this memorandum, the Regional Offices may identify previous provider-based decisions that are not in accordance with the test criteria and in those cases, the Regional Offices are free to correct those erroneous designations. If such corrections result in loss of provider-based status, the change will be prospective only in nature. This policy, termed a "clarification" by the government, may be subject to challenge in the courts. Although the Company believes that its facilities meet the requirements of the Memorandum where they have been designated provider-based entities, it is difficult to ascertain how such requirements will be interpreted (most importantly if all eight tests must be met) and loss of such status would likely result in reduced Medicare reimbursement in the future.

         Florida has legislation precluding or limiting referrals by physicians to facilities in which they have an ownership, control or investment relationship (the Florida Patient/Self-Referral Act). The Company believes it is in compliance with the law.

         Florida has made a commitment to the utilization of Managed Care for the Medicaid population of the state. To this end, the Florida Legislature adopted Chapter 96-199, Laws of Florida. This Act provides that Medicaid recipients who do not voluntarily select a managed care plan or MediPass provider, must be enrolled by the Agency for Healthcare Administration (the "Agency") into either a managed care plan or MediPass program. Accordingly, Medicaid recipients who fail to make a voluntary choice will be given mandatory assignment to a plan or the MediPass program. The Agency will contract with a limited number of HMOs who meet a based scoring criteria. After implementation, a substantial majority of the state's Medicaid population of more than 1.5 million will be in a prepaid plan as opposed to less than the current 25% of that group who have voluntarily enrolled in HMOs. The Agency expects to reduce per capita rate by competitive bidding process. The Request for Proposal ("RFP") requires a bid range for rates that is substantially below the current contract rate. It also expects to reduce the number of Medicaid prepaid contractors in the state through bid threshold elimination. The Agency has issued an RFP with a scheduled award date of February 1, 1997.

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

         The Company believes that health care regulations will continue to change and, therefore, regularly monitors developments. The Company may modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will be successful or not be successfully challenged.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are forward-looking. These statements involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include those disclosed in "Impact of Inflation and Changing Regulation," the effects of changes in and/or interpretations of applicable law and governmental regulations, changes in reimbursement rates and, requirements, competition and the Company's ability to improve operations, obtain any required certificate of need, meet licensing standards or requirements, increase market share, increase efficiencies, patient volumes and operations and successfully continue implementation of cost controls.

                            SALICK HEALTH CARE, INC.

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

           11     Computation of Net Earnings per Common Share.

           27     Financial Data Schedule.

    (b) Reports on Form 8-K. During the quarter ended November 30, 1996 no reports on Form 8-K were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Salick Health Care, Inc.
                                          ------------------------------------
                                          (Registrant)


                                          /s/ Bernard Salick, M.D.
                                          ------------------------------------
Date: January 14, 1997                    Bernard Salick, M.D.
                                          Chairman and Chief Executive Officer
                                          (Duly Authorized Officer)

                                          /s/ Blair L. Hundahl
                                          ------------------------------------
Date: January 14, 1997                    Blair L. Hundahl
                                          Senior Vice President-Finance

                            SALICK HEALTH CARE, INC.
                                 EXHIBIT INDEX



       Exhibit
       -------
         11               Computation of Net Earnings per Common Share.

         27               Financial Data Schedule.